Form 10-Q
period 1996-05-04
GOODYS FAMILY CLOTHING INC /TN
filed 1996-06-14
CIK 879123

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ______________________

                                   FORM 10-Q


        (Mark One)
        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                May 4, 1996
                                -----------------------------------------------

                                       OR


       [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number        0-19526
                        ------------------------------------------------------

                        Goody's Family Clothing, Inc.
- ------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


  Tennessee                                  62-0793974
- ------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)            Identification Number)

400 Goody's Lane,               Knoxville, Tennessee              37922
- ------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                (423) 966-2000
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


     (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, no par value, 16,125,212 shares outstanding as of June 12, 1996.

                      Index to the exhibits is on page 11.
                                  Page 1 of 33

                         GOODY'S FAMILY CLOTHING, INC.
                               INDEX TO FORM 10-Q
                                  MAY 4, 1996



Part I - Financial Information:

     Item 1 - Financial Statements


       Statements of Operations ...........................................  3

       Balance Sheets .....................................................  4

       Statements of Cash Flows ...........................................  5

       Notes to Financial Statements ......................................  6

       Independent Accountants' Report ....................................  7

   Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations .........................................  8-10


Part II - Other Information ...............................................  11

   Item 1.  Legal Proceedings
   Item 2.  Changes in Securities
   Item 3.  Defaults upon Senior Securities
   Item 4.  Submission of Matters to a Vote of Security Holders
   Item 5.  Other Information
   Item 6.  (a)  Exhibits
   Item 6.  (b)  Reports on Form 8-K


Signatures ................................................................  12

                        PART 1 - FINANCIAL INFORMATION

- --------------------------------------------------------------------------------

ITEM 1  -  FINANCIAL STATEMENTS
GOODY'S FAMILY CLOTHING, INC.
STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                       THIRTEEN WEEKS ENDED
                                                                   ----------------------------
                                                                      4-MAY-96       29-Apr-95
                                                                   ---------------  -----------
                                                                     (UNAUDITED)    (unaudited)
Sales                                                                     $150,766     $144,932
Cost of sales and occupancy expenses                                       108,121      106,394
                                                                          --------     --------
   Gross profit                                                             42,645       38,538
Selling, general and administrative expenses                                39,258       35,068
                                                                          --------     --------
   Earnings from operations                                                  3,387        3,470
Interest expense                                                                87           49
Investment and other income                                                    255          204
                                                                          --------     --------
   Earnings before income taxes                                              3,555        3,625
Provision for income taxes                                                   1,351        1,359
                                                                          --------     --------
Net earnings                                                              $  2,204     $  2,266
                                                                          ========     ========
Weighted average common shares outstanding                                  16,125       16,117
                                                                          ========     ========
Earnings per common share                                                 $   0.14     $   0.14
                                                                          ========     ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REPORT.

GOODY'S FAMILY CLOTHING, INC.
BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                 ----------- ----------    --------------
                                                                                  4-MAY-96    3-Feb-96     April 29, 1995
                                                                                 ----------- ----------    --------------
                                                                                 (UNAUDITED)                (unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                       $ 22,901   $ 32,987        $ 24,003
  Investments                                                                        1,403      1,386           1,320
  Inventories                                                                      111,209     78,267          93,801
  Accounts receivable and other current assets                                       9,725      6,617           6,794
                                                                                  --------   --------        --------
    Total current assets                                                           145,238    119,257         125,918
Property and equipment, net                                                         86,458     85,715          85,099
Other assets                                                                         3,438      3,471           3,512
                                                                                  --------   --------        --------
TOTAL ASSETS                                                                      $235,134   $208,443        $214,529
                                                                                  ========   ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                $ 86,303   $ 68,238        $ 77,770
  Accrued expenses                                                                  26,989     21,345          19,752
  Notes payable                                                                          -          -           7,000
  Income taxes payable                                                               2,164      1,671           1,630
  Current portion of long- term debt                                                   217        217             198
                                                                                  --------   --------        --------
    Total current liabilities                                                      115,673     91,471         106,350
Long-term debt                                                                       1,110      1,110           1,327
Other long-term liabilities                                                          2,290      2,239           1,988
Deferred income taxes                                                                7,982      7,748           7,038
                                                                                  --------   --------        --------
    Total liabilities                                                              127,055    102,568         116,703
                                                                                  --------   --------        --------
Commitments and Contingencies

SHAREHOLDERS' EQUITY
  Preferred stock $1.00 par value;
    Authorized 2,000,000 shares; issued and outstanding - none
  Class B Common stock no par value;
    Authorized - 50,000,000 shares; issued and outstanding - none
  Common stock no par value; authorized - 50,000,000 shares
    Issued - 16,325,212, 16,325,212 and 16,324,012 shares
    Outstanding - 16,125,212, 16,125,212 and 16,124,012 shares                      26,040     26,040          26,028
  Paid-in capital                                                                    3,135      3,135           3,296
  Retained earnings                                                                 82,006     79,802          71,604
  Treasury stock, at cost - 200,000 shares                                          (3,102)    (3,102)         (3,102)
                                                                                  --------   --------        --------
    Total shareholders' equity                                                     108,079    105,875          97,826
                                                                                  --------   --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $235,134   $208,443        $214,529
                                                                                  ========   ========        ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REPORT.

GOODY'S FAMILY CLOTHING, INC.
STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                                   THIRTEEN WEEKS ENDED
                                                                         -----------------------------------------
                                                                           4-MAY-96                 April 29, 1995
                                                                         ------------               --------------
                                                                          (UNAUDITED)                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                            $  2,204                    $ 2,266
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                            2,290                      2,017
     Net loss on asset disposals and write-down                                  42                        131
     Changes in assets and liabilities:
       Investments                                                              (17)                       (38)
       Inventories                                                          (32,942)                   (29,393)
       Accounts payable                                                      21,373                     31,552
       Income taxes                                                             709                     (1,900)
       Other assets & liabilities                                             2,767                        703
                                                                           --------                    -------
         Cash provided by (used in) operating activities                     (3,574)                     5,338
                                                                           --------                    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                                     (3,133)                    (2,694)
  Proceeds from sale of property and equipment                                   58                         46
                                                                           --------                    -------
         Cash used in investing activities                                   (3,075)                    (2,648)
                                                                           --------                    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments on notes payable                                                   -                     (3,000)
  Issuance of common stock                                                        -                        191
  Changes in cash management accounts                                        (3,437)                       991
                                                                           --------                    -------
         Cash used in financing activities                                   (3,437)                    (1,818)
                                                                           --------                    -------
CASH AND CASH EQUIVALENTS :
Net increase (decrease) for the period                                      (10,086)                       872
Balance, beginning of period                                                 32,987                     23,131
                                                                           --------                    -------
Balance, end of period                                                     $ 22,901                    $24,003
                                                                           ========                    =======
SUPPLEMENTAL DISCLOSURES:
  Interest payments                                                        $     50                    $    15
  Income tax payments                                                      $    868                    $ 3,767

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REPORT.

GOODY'S FAMILY CLOTHING, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

(1) Unaudited Financial Information

In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year.

(2) Accounting for Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company beginning February 4, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net earnings and earnings per common share in its annual financial statements for the fiscal year ending February 1, 1997.

(3) Credit Arrangements

The Company has a credit agreement with a consortium of banks for an unsecured revolving line of credit, which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to $100,000,000. On May 20, 1996, the expiration date of this credit agreement was extended to May 31, 1998. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin, as defined, (ii) letter of credit fees based on the number of days a letter of credit is outstanding times the applicable rate, and (iii) a commitment fee payable quarterly in advance. The terms of this credit facility require, among other things, maintenance of minimum levels of shareholders' equity and compliance with certain financial ratios and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures. In addition, the Company is prohibited from paying dividends.

(4) Reclassifications

Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation.

INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying balance sheets of Goody's Family Clothing, Inc. as of May 4, 1996 and April 29, 1995, and the related statements of operations and cash flows for the thirteen-week periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Goody's Family Clothing, Inc. as of February 3, 1996, and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of February 3, 1996 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP

Atlanta, Georgia
May 17, 1996

ITEM 2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

GENERAL

During the first quarter of fiscal 1996, the Company opened nine new stores and relocated one store, bringing the total number of stores in operation at quarter end to 193, compared with 174 at the end of the first quarter of fiscal 1995. In the corresponding period of the previous fiscal year, two new stores were opened, one store was relocated and one clearence store was opened with an existing lease from a previously relocated store.

Net earnings for the first quarter of fiscal 1996 were $2,204,000, or 1.5% of sales, compared with $2,266,000, or 1.6% of sales, for the first quarter of fiscal 1995.

RESULTS OF OPERATIONS

The following table sets forth unaudited results of operations as a percent of sales for the periods indicated:



                                                      Thirteen Weeks Ended
                                                   ---------------------------
                                                   May 4, 1996  April 29, 1995
                                                   -----------  --------------
   Sales                                               100.0%       100.0%
   Cost of sales and occupancy expenses                 71.7         73.4
                                                       -----        -----
   Gross profit                                         28.3         26.6
   Selling, general and administrative expenses         26.0         24.2
                                                       -----        -----
   Earnings from operations                              2.3          2.4
   Interest expense                                      0.1          -
   Investment and other income                           0.2          0.1
                                                       -----        -----
   Earnings before income taxes                          2.4          2.5
   Provision for income taxes                            0.9          0.9
                                                       -----        -----
   Net earnings                                          1.5%         1.6%
                                                       =====        =====



Sales - Sales for the first quarter of fiscal 1996 were $150,766,000, a 4.0% increase over the $144,932,000 for the first quarter of the previous fiscal year. Of this $5,834,000 increase, new store sales contributed $13,510,000 which was primarily offset by a decrease in comparable store sales of 5.7%, or $8,292,000. Although sales for the first quarter of fiscal 1996 showed an increase over the first quarter of the previous fiscal year, they were negatively effected by the poor weather conditions in most of the Company's markets and were below the Company's expectations.

At the beginning of fiscal 1996, the Company adopted a new method of reporting comparable store sales. Comparable store sales are now based on stores which are currently operating (including relocated, remodeled, and expanded stores) and which were in operation the entire prior fiscal year. Previously, new stores became comparable the first full month following the anniversary of its opening. This change was made to reduce the possible distortions related to new store grand openings and had no material effect on sales comparisons for the quarter.

Gross Profit - Gross profit for the first quarter of fiscal 1996 was $42,645,000, or 28.3% of sales, a $4,107,000 increase over the $38,538,000, or
26.6% of sales, in gross profit for the first quarter of the previous fiscal year. The 1.7% increase in gross profit, as a percent of sales, consists of (i) a decrease in cost of sales by 1.8% as a result of well-positioned inventories at the beginning of fiscal 1996 which allowed the Company to realize higher gross margins and (ii) an increase in occupancy costs by 0.1% resulting from higher lease costs.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the first quarter of fiscal 1996 were $39,258,000, or 26.0% of sales, an increase of $4,190,000 from $35,068,000, or 24.2% of sales, for the first quarter of the previous fiscal year. Selling, general and administrative expenses increased by 1.8%, as a percent of sales, for the first quarter of fiscal 1996 compared with the first quarter of the previous fiscal year and is comprised of (i) a 0.6% increase in payroll expenses, (ii) a 0.8% increase in advertisement and promotion expenses, (iii) a 0.3% increase in other selling, general and administrative expenses and (iv) a 0.1% increase in depreciation and amortization expenses. Included in the selling, general and administrative expenses are pre-opening costs of approximately $1,000,000, or 0.7% as a percent of sales, associated with the six Atlanta, Georgia metropolitan area stores that opened on May 2, 1996.

Interest Expense - Interest expense for the first quarter of fiscal 1996 increased by $38,000 over the first quarter of the previous fiscal year. This increase is primarily attributable to the fees paid in connection with the credit agreement entered into by the Company with a consortium of banks on May 25, 1995.

Investment and Other Income - Investment and other income for the first quarter of fiscal 1996 was $255,000 compared with $204,000 for the first quarter of the previous fiscal year. The increase is primarily due to an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the first quarter of fiscal 1996 was $1,351,000, for an effective tax rate of 38.0% of earnings before income taxes, compared with $1,359,000, for an effective tax rate of 37.5% of earnings before income taxes, for the first quarter of the previous fiscal year. The increase in effective tax rate is primarily due to a decrease in tax-free investment income.

LIQUIDITY AND CAPITAL RESOURCES

Financial Position - The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit agreement with a consortium of banks. At May 4, 1996, the Company's working capital was $29,565,000 compared with $19,568,000 at April 29, 1995, an improvement of 6.8% in the working capital ratio from the previous fiscal year. At the end of the first quarter of fiscal 1996 compared with the first quarter of the previous year, (i) cash, cash equivalents and investment securities have decreased by $1,019,000 and property and equipment have increased by $1,359,000 and (ii) inventories and accounts payable have increased by $17,408,000 and $8,533,000, respectively, in anticipation of the summer selling season and an increase in the number of stores. Trade payables, as a percent of inventories, decreased from 82.9% at April 29, 1995 to 77.6% at May 4, 1996.

At May 4, 1996, the Company has an unsecured $100,000,000 revolving line of credit from a consortium of banks, of which no amount was in use for cash borrowings and $24,163,000 was in use for outstanding letters of credit. Borrowings under the Company's bank line of credit, consisting of cash borrowings and letters of credit, averaged $15,884,000 during the first quarter of fiscal 1996, with the highest balance for the quarter of $24,316,000 in May 1996. On May 20, 1996, the Company amended its credit agreement to extend the expiration date to May 31, 1998. See Note 3 to Notes to Financial Statements.

Cash Flows - Operating activities used cash of $3,574,000 in the first quarter of fiscal 1996 compared with cash provided by operating activities of $5,338,000 in the first quarter of the previous fiscal year. Cash used in operating activities during the first quarter of fiscal 1996 for seasonal inventory increases was $32,942,000 compared with $29,393,000 for the first quarter of the previous fiscal year. Accounts payable provided cash of $21,373,000 in the first quarter of fiscal 1996 compared with $31,552,000 for the first quarter of the previous fiscal year. Depreciation and amortization amounted to $2,290,000 in the first quarter of fiscal 1996 compared with $2,017,000 for the first quarter of the previous fiscal year.

Cash flows from investing activities for the first quarter of fiscal 1996 reflected a net use of cash amounting to $3,075,000, compared with $2,648,000 for the first quarter of the previous fiscal year. The cash was used to fund capital expenditures incurred relating to new stores opened during the first quarters of fiscal 1996 and 1995.

Cash used by financing activities for the first quarter of fiscal 1996 was $3,437,000, compared with $1,818,000 for the first quarter of the previous fiscal year. The cash management program used by the Company used cash of $3,437,000 in the first quarter of fiscal 1996 compared with cash provided of $991,000 for the first quarter of the previous fiscal year. During the first quarter of fiscal 1995, the Company repaid advances on previous revolving lines of credit amounting to $3,000,000 and received $191,000 from the issuance of common stock on the exercise of stock options.

Outlook - The Company plans to open nine new stores and relocate/remodel six stores during the remainder of fiscal 1996, bringing the total number of stores in operation at the end of fiscal 1996 to 202. Management estimates that capital expenditures of approximately $16,800,000 will be required to open new stores, upgrade existing stores, purchase computer systems and equipment and for other capital expenditure requirements for the remainder of fiscal 1996.

The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating expenses.
Management believes that cash flows from operations, including credit terms from vendors, and the borrowings available under the credit facility will be sufficient to meet the Company's operating and capital expenditure requirements.

This Quarterly Report may include forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

SEASONALITY AND INFLATION

The Company's business is seasonal by nature. The Christmas season (beginning on the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school period (beginning approximately the first week of August and continuing through the first week of September) and the Easter season (beginning approximately two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 37% of the Company's annual sales, based on the Company's last three fiscal years. In general, sales volume varies directly with customer traffic, which is heaviest during the third and fourth quarters of a fiscal year.

The Company does not believe inflation has had a material effect on its results of operations during the past three fiscal years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

PART II  -  OTHER INFORMATION


ITEM 1   -  LEGAL PROCEEDINGS  -  None

ITEM 2.  -  CHANGES IN SECURITIES  -  None

ITEM 3.  -  DEFAULTS UPON SENIOR SECURITIES  -  None

ITEM 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -  None

ITEM 5.  -  OTHER INFORMATION  - None


                                                                                Page number of
                                                                             sequentially numbered
ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K                                      originals
- --------------------------------------------                                 ---------------------
     a) Exhibits -

         10.42     Amended Credit Agreement between the Registrant, Lenders as identified therein and First Tennessee Bank National
                   Association as Administrative Agent                                 13-31

         15   -    Accountants' Awareness Letter                                       32

         27   -    Financial Data Schedule                                             33


     b) Reports on Form 8-K  -  None

                         GOODY'S FAMILY CLOTHING, INC.



                                   SIGNATURES



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        GOODY'S FAMILY CLOTHING, INC.
                                                    (Registrant)





    Date:  June 12, 1996  /s/ Harry M. Call
           -------------  ---------------------------------------------------
                          Harry M. Call
                          Director, President and
                          Chief Operating Officer



    Date:  June 12, 1996  /s/ Edward R. Carlin
           -------------  ---------------------------------------------------
                          Edward R. Carlin
                          Executive Vice President,
                          Chief Financial Officer and Secretary
                          (Principal Financial and Accounting Officer)