Form 10-Q
period 1996-08-03
GOODYS FAMILY CLOTHING INC /TN
filed 1996-08-29
CIK 879123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   August 3, 1996
                               ------------------

                                       OR

 [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

               Commission file number        0-19526

                       Goody's Family Clothing, Inc.
              (Exact name of registrant as specified in its charter)

         Tennessee                                     62-0793974
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

400 Goody's Lane,               Knoxville, Tennessee              37922
(Address of principal executive offices)                        (Zip Code)

                            (423) 966-2000
              (Registrant's telephone number, including area code)

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

     Common Stock, no par value, 16,129,512 shares outstanding as of August 26, 1996.

                         Index to the exhibits is on page 12.
                                  Page 1 of 15.

                          Goody's Family Clothing, Inc.
                               Index to Form 10-Q
                                 August 3, 1996



Part I - Financial Information:

     Item 1 - Financial Statements

Statements of Operations ..............................................    3

Balance Sheets ........................................................    4

Statements of Cash Flows ..............................................    5

Notes to Financial Statements .........................................    6

Independent Accountants' Report .......................................    7

    Item 2 - Management's Discussion and Analysis of Financial Condition and
 Results of Operations ...............................................   8-11


Part II - Other Information ............................................   12

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  (a)  Exhibits
     Item 6.  (b)  Reports on Form 8-K


Signatures...............................................................  13

                                        2

                         PART 1 - FINANCIAL INFORMATION

- -----------------------------------------------------------------------------

Item 1  -  Financial Statements

Goody's Family Clothing, Inc.
Statements of Operations - Unaudited
(In thousands, except per share amounts)

                                                -----------------------------      ------------------------------------
                                                      Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                -----------------------------      ------------------------------------
                                                  August 3, 1996    July 29, 1995      August 3, 1996    July 29, 1995
                                                 ---------------- ----------------   -----------------  ---------------

Sales                                                  $183,411        $155,130             $334,177          $300,062
Cost of sales and occupancy expenses                    138,174         118,486              246,295           224,880
                                                 --------------- ---------------    -----------------  ----------------
    Gross Profit                                         45,237          36,644               87,882            75,182

Selling, general and administrative expenses             43,259          35,426               82,517            70,494
                                                 --------------- ---------------    -----------------  ----------------
    Earnings from Operations                              1,978           1,218                5,365             4,688

Interest expense                                            193             137                  280               186
Investment and other income                                 412             387                  667               591
                                                 --------------- ---------------    -----------------  ----------------
    Earnings before income taxes                          2,197           1,468                5,752             5,093

Provision for income taxes                                  835             551                2,186             1,910
                                                 --------------- ---------------    -----------------  ----------------
Net earnings                                              1,362             917                3,566             3,183
                                                 =============== ===============    =================  ================

Weighted average common shares outstanding               16,126          16,124               16,126            16,124
                                                 =============== ===============    =================  ================

Earnings per common share                                 $0.08           $0.06                $0.22             $0.20
                                                 =============== ===============    =================  ================

See accompanying Notes to Financial Statements and Independent Accountants' Report.

Goody's Family Clothing, Inc.
Balance Sheets
(Dollars in thousands)

                                                                 -----------------   ------------------  ---------------
                                                                   August 3, 1996     February 3, 1996    July 29, 1995
                                                                  -----------------  -------------------  ---------------
                                                                    (unaudited)                            (unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                              $19,631              $32,987          $13,439
    Investments                                                              1,410                1,386            1,343
    Inventories                                                            141,610               78,267          102,286
    Accounts receivable and other current assets                            13,606                6,617           11,686
                                                                 -----------------  -------------------  ---------------
         Total current assets                                              176,257              119,257          128,754
Property and equipment, net                                                 90,203               85,715           84,455
Other assets                                                                 3,455                3,471            3,501
                                                                  -----------------  -------------------  ---------------

Total assets                                                              $269,915             $208,443         $216,710
                                                                  =================  ===================  ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                      $116,220              $68,238          $77,626
    Accrued expenses                                                        32,175               21,345           17,680
    Income taxes payable                                                         -                1,671                -
    Current portion of long- term debt                                         217                  217              198
                                                                  -----------------  -------------------  ---------------
         Total current liabilities                                         148,612               91,471           95,504
Long-term debt                                                               1,110                1,110           12,327
Other long-term liabilities                                                  2,211                2,239            1,972
Deferred income taxes                                                        8,515                7,748            8,325
                                                                  -----------------  -------------------  ---------------
         Total liabilities                                                 160,448              102,568          118,128
                                                                  -----------------  -------------------  ---------------

Commitments and Contingencies

Shareholders' Equity
    Preferred stock $1.00 par value;
      Authorized  -  2,000,000  shares;  issued and  outstanding  - none Class B
    Common stock no par value;
      Authorized - 50,000,000 shares; issued and outstanding - none
    Common stock no par value;
      Authorized - 50,000,000 shares;
      Issued - 16,328,012, 16,325,212 and 16,324,012 shares
      Outstanding - 16,128,012, 16,125,212 and 16,124,012 shares            26,066               26,040           26,028
    Paid-in capital                                                          3,135                3,135            3,135
    Retained earnings                                                       83,368               79,802           72,521
    Treasury stock, at cost - 200,000 shares                               (3,102)              (3,102)          (3,102)
                                                                  -----------------  -------------------  ---------------
         Total shareholders' equity                                        109,467              105,875           98,582
                                                                  -----------------  -------------------  ---------------

Total liabilities and shareholders' equity                                $269,915             $208,443         $216,710
                                                                  =================  ===================  ===============

See accompanying Notes to Financial Statements and Independent Accountants' Report.

Goody's Family Clothing, Inc.
Statements of Cash Flows - Unaudited
(In thousands)

                                                                        ------------------------------------------
                                                                                 Twenty-Six Weeks Ended
                                                                        ------------------------------------------
                                                                          August 3, 1996         July 29, 1995
                                                                        --------------------  --------------------

Cash Flows from Operating Activities:
      Net earnings                                                                   $3,566                $3,183
      Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                               4,690                 4,088
          Net loss on asset disposals and write-down                                    659                    39
          Changes in assets and liabilities:
              Inventories                                                          (63,343)              (37,878)
              Accounts payable                                                       52,292                31,910
              Income taxes                                                          (1,467)               (4,429)
              Other assets & liabilities                                              2,189               (2,510)
                                                                        --------------------  --------------------
                  Cash used in operating activities                                 (1,414)               (5,597)
                                                                        --------------------  --------------------

Cash Flows from Investing Activities:
      Acquisitions of property and equipment                                        (9,963)               (4,043)
      Proceeds from sale of property and equipment                                      126                    60
                                                                        --------------------  --------------------
                  Cash used in investing activities                                 (9,837)               (3,983)
                                                                        --------------------  --------------------

Cash Flows from Financing Activities:
      Net payments on notes payable                                                       -              (10,000)
      Net advances on long-term debt                                                      -                11,000
      Issuance of common stock                                                           24                   191
      Redemption of preferred stock purchase rights                                       -                 (161)
      Changes in cash management accounts                                           (2,129)               (1,142)
                                                                        --------------------  --------------------
                  Cash used in financing activities                                 (2,105)                 (112)
                                                                        --------------------  --------------------

Cash and cash equivalents :
Net decrease for the period                                                        (13,356)               (9,692)
Balance, beginning of period                                                         32,987                23,131
                                                                        --------------------  --------------------
Balance, end of period                                                              $19,631               $13,439
                                                                        ====================   ===================

Supplemental Disclosures:
      Interest payments                                                                $205                   $162
      Income tax payments                                                            $3,889                 $6,588


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

(3)  Credit Arrangements

The Company has a credit agreement with a consortium of banks for an unsecured revolving line of credit that provides for cash borrowings for general corporate purposes as well as for the issuances of letters of credit of up to $100,000,000. On May 20, 1996, the expiration date of this credit agreement was extended to May 31, 1998. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin, as defined, (ii) letter of credit fees based on the number of days a letter of credit is outstanding times the applicable rate, and (iii) a commitment fee payable quarterly in advance. The terms of this credit facility require, among other things, maintenance of minimum levels of shareholders' equity and compliance with certain financial ratios and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures. In addition, the Company is prohibited from paying dividends.

(4)  Reclassifications

Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying balance sheets of Goody's Family Clothing, Inc. as of August 3, 1996 and July 29, 1995, and the related statements of operations and cash flows for the thirteen and twenty-six week periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP
Atlanta, Georgia
August 19, 1996

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth unaudited results of operations as a percent of sales for the periods indicated:

                                                             Thirteen                    Twenty-six
                                                           Weeks Ended                 Weeks Ended
                                                      August 3,      July 29,      August 3,     July 29,
                                                       1996           1995          1996          1995
                                                   ------------   -----------    -----------   -------

    Sales                                            100.0%          100.0%        100.0%        100.0%
    Cost of  sales and occupancy expenses             75.3            76.4          73.7          74.9
                                                      ----            ----          ----          ----
    Gross profit                                      24.7            23.6          26.3          25.1
    Selling, general and administrative expenses      23.6            22.8          24.7          23.5
                                                      ----            ----          ----          ----
    Earnings from operations                           1.1             0.8           1.6           1.6
    Interest expense                                   0.1             0.1           0.1           0.1
    Investment and other income                        0.2             0.2           0.2           0.2
                                                       ---             ---           ---           ---
    Earnings before income taxes                       1.2             0.9           1.7           1.7
    Provision for income taxes                         0.5             0.3           0.6           0.6
                                                       ---             ---           ---           ---
    Net earnings                                       0.7%            0.6%          1.1%          1.1%
                                                       ===             ===           ===           ===


Second Quarter Fiscal 1996 Compared with Second Quarter Fiscal 1995

Overview - During the second quarter of fiscal 1996, the Company opened one new store and relocated three stores, bringing the total number of stores in operation at quarter end to 194, compared with 174 at the end of the second quarter of fiscal 1995. In the corresponding period of the previous fiscal year, one store was relocated. Net earnings for the second quarter of fiscal 1996 were $1,362,000 compared with $917,000 for the second quarter of fiscal 1995.

Sales - Sales for the second quarter of fiscal 1996 were $183,411,000, an 18.2% increase over the $155,130,000 for the second quarter of the previous fiscal year. The increase in sales of $28,281,000 primarily resulted from (i) new and transition store sales of $23,522,000 and (ii) comparable store sales of $4,151,000. The sales contribution from comparable stores represents a 2.7% increase from same store sales in the previous fiscal year.

Gross Profit - Gross profit for the second quarter of fiscal 1996 was $45,237,000, or 24.7% of sales, an $8,593,000 increase over the $36,644,000, or
23.6% of sales, in gross profit for the second quarter of the previous fiscal year. The 1.1% increase in gross profit, as a percent of sales, consists of (i) a decrease in cost of sales by 1.0% as a result of well-positioned inventories at the beginning of the quarter and early receipt and sales in July 1996 of fall season merchandise and back to school fashions which allowed the Company to realize higher gross margins and (ii) a decrease in cost of sales by 0.1% as a result of a decrease in occupancy costs.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the second quarter of fiscal 1996 were $43,259,000, or 23.6% of sales, an increase of $7,833,000 from $35,426,000, or 22.8% of sales, for the second quarter of the previous fiscal year. Selling, general and administrative expenses increased by 0.8%, as a percent of sales, for the second quarter of fiscal 1996 compared with the second quarter of the previous fiscal year and is comprised of (i) a 0.1% increase in advertisement and promotion expenses and (ii) a 0.7% increase in other selling, general and administrative expenses, which includes a provision of $691,000, or 0.4% as a percent of sales, in connection with the early termination of a lease of one of the Company's stores which closed in August 1996.

Interest Expense - Interest expense for the second quarter of fiscal 1996 increased by $56,000 over the second quarter of the previous fiscal year. This increase is primarily attributable to the fees paid in connection with the credit agreement entered into by the Company with a consortium of banks on May 25, 1995.

Investment and Other Income - Investment and other income for the second quarter of fiscal 1996 was $412,000 compared with $387,000 for the second quarter of the previous fiscal year. The increase in investment income is primarily due to an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the second quarter of fiscal 1996 was $835,000, for an effective tax rate of 38.0% of earnings before income taxes, compared with $551,000, for an effective tax rate of 37.5% of earnings before income taxes, for the second quarter of the previous fiscal year.


Twenty-Six Weeks Ended August 3, 1996, Compared with Twenty-Six Weeks Ended July 29, 1995

Overview - During the twenty-six weeks ended August 3, 1996, the Company opened ten new stores, relocated four stores and remodeled one store, bringing the total number of stores in operation at August 3, 1996 to 194, compared with 174 at July 29, 1995. In the corresponding period of the previous fiscal year, the Company opened two new stores, relocated two stores and opened a clearance store with an existing lease from a previously relocated store. Net earnings for the twenty-six weeks ended August 3, 1996 were $3,566,000 compared with $3,183,000 for the twenty-six weeks ended July 29, 1995.

Sales - Sales for the twenty-six weeks ended August 3, 1996 were $334,177,000, an 11.4% increase over the $300,062,000 for the corresponding period of the previous fiscal year. The increase in sales of $34,115,000 primarily resulted from new and transition store sales of $37,032,000, which was offset by a decrease in comparable store sales of 1.4%, or $4,140,000.

Gross Profit - Gross profit for the twenty-six weeks ended August 3, 1996 was $87,882,000, or 26.3% of sales, a $12,700,000 increase over the $75,182,000, or
25.1% of sales, in gross profit generated for the corresponding period of the previous fiscal year. The 1.2% increase in gross profit, as a percent of sales, primarily consists of a decrease in cost of sales as a result of well-positioned inventories at the beginning of fiscal 1996 and early receipt and sales in July 1996 of fall season merchandise and back to school fashions which allowed the Company to realize higher gross margins

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the twenty-six weeks ended August 3, 1996 were $82,517,000, or 24.7% of sales, an increase of $12,023,000 from $70,494,000, or
23.5% of sales, for the corresponding period of the previous fiscal year. Selling, general and administrative expenses increased by 1.2% as a percent of sales compared with the corresponding period of the previous fiscal year. This increase is comprised of (i) a 0.3% increase in payroll expenses, (ii) a 0.4% increase in advertisement and promotion expenses and (iii) a 0.5% increase in other selling, general and administrative expenses, which includes a provision of $691,000, or 0.2% as a percent of sales, in connection with the early termination of a lease of one of the Company's stores which closed in August 1996, compared with the corresponding period of the previous fiscal year.

Interest Expense - Interest expense for the twenty-six weeks ended August 3, 1996 increased by $94,000 compared with the corresponding period of the previous fiscal year. This increase is primarily attributable to the fees paid in connection with the credit agreement entered into by the Company with a consortium of banks on May 25, 1995.

Investment and Other Income - Investment and other income for the twenty-six weeks ended August 3, 1996 was $667,000 compared with $591,000 for the corresponding period of the previous fiscal year. The increase in investment income is primarily due to an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the twenty-six weeks ended August 3, 1996 was $2,186,000, for an effective tax rate of 38.0% of earnings before income taxes, compared with $1,910,000, for an effective tax rate of 37.5% of earnings before income taxes, for the corresponding period of the previous fiscal year, and an effective tax rate of 36.7% of earnings before income taxes for fiscal 1995.

Liquidity and Capital Resources

Financial Position - The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit agreement with a consortium of banks. At August 3, 1996, the Company's working capital was $27,645,000 compared with $33,250,000 at July 29, 1995. At the end of the second quarter of fiscal 1996 compared with the end of the second quarter of the previous year, (i) cash, cash equivalents and investment securities increased by $6,259,000, (ii) net property and equipment increased by $5,748,000 and (iii) inventories and accounts payable increased by $39,324,000 and $38,594,000, respectively. The increase in inventories primarily consists of
(i) approximately $4,400,000 of merchandise received for the three new stores in the Charlotte, North Carolina metropolitan area that opened on August 8, 1996,
(ii) early receipt of fall season and back to school merchandise of approximately $14,200,000 and (iii) approximately $12,800,000 of merchandise received in the last week of July 1996, net of cost of goods sold, of that comparably would have been received in the first week of August in the previous fiscal year. Trade payables, as a percent of inventories, increased from 75.9% at July 29, 1995 to 82.1% at August 3, 1996.

At August 3, 1996, the Company had an unsecured $100,000,000 revolving line of credit from a consortium of banks, of which no amount was in use for cash borrowings and $36,804,000 was in use for outstanding letters of credit.
Borrowings under the Company's bank line of credit, consisting of cash borrowings and letters of credit, averaged $39,361,000 during the second quarter of fiscal 1996, with the highest balance for the quarter of $44,055,000 in May 1996. On May 20, 1996, the Company amended its credit agreement to extend the expiration date of the agreement to May 31, 1998. See Note 3 to Notes to Financial Statements.

Cash Flows - Operating activities used cash of $1,414,000 in the twenty-six weeks ended August 3, 1996 compared with cash used of $5,597,000 by operating activities in the corresponding period of the previous fiscal year. Cash used in operating activities during the twenty-six weeks ended August 3, 1996 for inventory increases was $63,343,000 compared with $37,878,000 for the corresponding period of the previous fiscal year. Accounts payable provided cash of $52,292,000 during the twenty-six weeks ended August 3, 1996 compared with $31,910,000 for the corresponding period of the previous fiscal year. Depreciation and amortization amounted to $4,690,000 for the twenty-six weeks ended August 3, 1996 compared with $4,088,000 for the corresponding period of the previous fiscal year.

Cash flows from investing activities for the twenty-six weeks ended August 3, 1996 reflected a net use of cash amounting to $9,837,000 compared with $3,983,000 for the corresponding period of the previous fiscal year. The cash was primarily used to fund capital expenditures incurred relating to new stores opened during the first two quarters of fiscal 1996 and 1995.

Cash used by financing activities for the twenty-six weeks ended August 3, 1996 was $2,105,000, compared with $112,000 for the corresponding period of the previous fiscal year. The cash management program maintained by the Company used cash of $2,129,000 in the twenty-six weeks ended August 3, 1996 compared with $1,142,000 of cash used for the corresponding period of the previous fiscal year. Net payments on notes payable under previous revolving lines of credit amounted to $10,000,000 in the twenty-six weeks ended July 29, 1995 with no amounts outstanding at the period end. The Company's net borrowings, under its new two-year credit agreement as described above, during the twenty-six weeks ended July 29, 1995 were $11,000,000 with the same amount outstanding at the period end. The Company received $24,000 from the issuance of common stock on the exercise of stock options during the twenty-six weeks ended August 3, 1996 compared with $191,000 received during the corresponding period of the previous year.

Outlook - On August 8, 1996, the Company opened three new stores in the Charlotte, North Carolina metropolitan area and plans to open an additional five new stores, relocate an additional three stores and close one store during the remainder of fiscal 1996, bringing the total number of stores in operation at the end of fiscal 1996 to 201. Management estimates that capital expenditures of approximately $10,000,000 will be required to open new stores, upgrade existing stores, purchase computer systems and equipment and for other capital expenditure requirements for the remainder of fiscal 1996.

The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating expenses. Management believes that cash flows from operations, including credit terms from vendors and the borrowings available under the credit facility, will be sufficient to meet the Company's operating and capital expenditure requirements.

This Quarterly Report may include forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's other filings with the Securities and Exchange Commission.

Seasonality and Inflation

The Company's business is seasonal by nature. The Christmas season (beginning on the Sunday before Thanksgiving and ending on the second Saturday after Christmas), the back-to-school period (beginning approximately the second week of August and continuing through the second week of September) and the Easter season (beginning approximately two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 37% of the Company's annual sales, based on the Company's last three fiscal years. In general, sales volume varies directly with customer traffic, which is heaviest during the third and fourth quarters of a fiscal year.

The Company does not believe inflation has had a material effect on its results of operations during the past three fiscal years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings  -  None
- ----------------------------

Item 2. -  Changes in Securities  -  None

Item 3.  -  Defaults Upon Senior Securities  -  None

Item 4.  -  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders (the "Meeting") on June 19, 1996 at which the following matters were submitted to a vote of shareholders.

(a)    Election of Directors

At the Meeting, the following persons were elected as directors of the Company for three year terms expiring at the 1999 Annual Meeting of Shareholders:

Irwin L. Lowenstein - 15,783,990 shares of common stock were voted in favor of his election; 67,652 shares of common stock were withheld; and 273,570 shares of common stock were not voted.

Cheryl L. Turnbull - 15,780,765 shares of common stock were voted in favor of her election; 70,877 shares of common stock were withheld; and 273,570 shares of common stock were not voted.

(b) Approval of an amendment to the Discounted Stock Option Plan for Directors ("Plan")

The Shareholders voted on, and approved, an amendment to the Discounted Stock Option Plan for Directors with 15,486,243 shares of common stock voted in favor; 326,395 shares of common stock voted against; 39,004 shares of common stock withheld; and, 273,570 shares of common stock not voted. The Amendment increases the number of shares of common stock reserved for issuance to directors under the Plan from 50,000 shares to 150,000 shares.

Item 5.  -  Other Information  - None

                                                              Page number of
                                                        sequentially numbered
Item 6.  -  Exhibits and Reports on Form 8-K                    originals
        a)   Exhibits -

              15 - Accountants' Awareness Letter                      14

              27 - Financial Data Schedule                            15

        b)   Reports on Form 8-K  -  None

                          GOODY'S FAMILY CLOTHING, INC.



                                   SIGNATURES



                    Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   GOODY'S FAMILY CLOTHING, INC.
                                                                    (Registrant)




   Date:    August 26, 1996               /s/ Harry M. Call
            ---------------------        -----------------
                                          Harry M. Call
                                          Director, President and
                                          Chief Operating Officer



    Date:    August 26, 1996               /s/ Edward R. Carlin
             ---------------------        --------------------
                                           Edward R. Carlin
                                           Executive Vice President,
                                           Chief Financial Officer and Secretary
                                           (Principal Financial Officer)



     Date:    August 26, 1996               /s/ David G. Peek
              ---------------------        -----------------
                                            David G. Peek
                                            Corporate Controller and Chief
                                            Accounting Officer
                                            (Principal Accounting Officer)