Form 10-Q
period 1996-11-02
GOODYS FAMILY CLOTHING INC /TN
filed 1996-12-16
CIK 879123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended November 2, 1996
                         -------------------------------

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

     Common Stock, no par value, 16,140,212 shares outstanding as of
                               December 11, 1996.

                      Index to the exhibits is on page 12.

                          Goody's Family Clothing, Inc.
                               Index to Form 10-Q
                                November 2, 1996



Part I - Financial Information:

     Item 1 - Financial Statements

         Statements of Operations......................................   3

         Balance Sheets................................................   4

         Statements of Cash Flows......................................   5

         Notes to Financial Statements.................................   6

         Independent Accountants' Report...............................   7

     Item 2 - Management's Discussion and Analysis of Financial Condition and
                Results of Operations..................................   8-11


Part II - Other Information............................................   12
          -----------------

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  (a)  Exhibits
     Item 6.  (b)  Reports on Form 8-K


Signatures..............................................................  13


                         PART 1 - FINANCIAL INFORMATION

----------------------------------------------------------------------------

Item 1  -  Financial Statements

Goody's Family Clothing, Inc.
Statements of Operations - Unaudited
(In thousands, except per share amounts)


                                                ---------------------------------------   ---------------------------------------
                                                        Thirteen Weeks Ended                     Thirty-nine Weeks Ended
                                                ---------------------------------------   ---------------------------------------

                                                  November 2, 1996    October 28, 1995     November 2, 1996   October 28, 1995
                                                 ------------------  -------------------  ------------------  ------------------
Sales                                                     $211,380             $168,104            $545,558            $468,166
Cost of sales and occupancy expenses                       159,197              126,200             405,493             351,080
                                                 ------------------  -------------------  ------------------  ------------------
    Gross Profit                                            52,183               41,904             140,065              117,086

Selling, general and administrative expenses                46,954               38,693             129,471              109,187
                                                 ------------------  -------------------  ------------------  -------------------
    Earnings from Operations                                 5,229                3,211              10,594                7,899

Interest expense                                             (233)                (255)               (513)                (441)
Investment and other income                                    430                  339               1,097                  930
                                                 ------------------  -------------------  ------------------  -------------------
    Earnings before income taxes                             5,426                3,295              11,178                8,388

Provision for income taxes                                   2,062                1,236               4,248                3,146
                                                 ------------------  -------------------  ------------------  -------------------
Net earnings                                                $3,364               $2,059              $6,930               $5,242
                                                 ==================  ===================  ==================  ===================

Weighted average common shares outstanding                  16,134               16,124              16,129               16,122
                                                 ==================  ===================  ==================  ===================

Earnings per common share                                    $0.21                $0.13               $0.43                $0.33
                                                 ==================  ===================  ==================  ===================




















     See accompanying Notes to Financial Statements and Independent Accountants' Report.

Goody's Family Clothing, Inc.
Balance Sheets
(Dollars in thousands)

                                                                  -------------------   ------------------  ---------------
                                                                                                            ------------------
                                                                  November 2, 1996      February 3, 1996    October 28, 1995
                                                                  -------------------  ------------------   ------------------
                                                                     (unaudited)                             (unaudited)

ASSETS
Current Assets
    Cash and cash equivalents                                                $25,321              $32,987             $12,928
    Investments                                                                1,421                1,386               1,370
    Inventories                                                              177,967               78,267             115,327
    Accounts receivable and other current assets                              12,174                6,617               9,890
                                                                                        ------------------
                                                                  -------------------  -------------------  ------------------
         Total current assets                                                216,883              119,257             139,515
Property and equipment, net                                                   92,508               85,715              85,108
Other assets                                                                   3,442                3,471               3,469
                                                                  -------------------  -------------------  ------------------

Total assets                                                                $312,833             $208,443            $228,092
                                                                  ===================  ===================  ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                        $124,983               $68,238             $81,471
    Accrued expenses                                                          37,474                21,345              20,849
    Income taxes payable                                                         921                 1,671                   -
    Current portion of long- term debt                                           217                   217                 198
                                                                  -------------------  --------------------  ------------------
         Total current liabilities                                           163,595                91,471             102,518
Long-term debt                                                                25,110                 1,110              16,327
Other long-term liabilities                                                    2,354                 2,239               1,624
Deferred income taxes                                                          8,867                 7,748               6,970
                                                                  -------------------  --------------------  ------------------
         Total liabilities                                                   199,926               102,568             127,439
                                                                  -------------------  --------------------  ------------------

Commitments and Contingencies

Shareholders' Equity
    Preferred stock $1.00 par value;
      Authorized  -  2,000,000  shares;  issued and  outstanding  - none Class B
    Common stock no par value;
      Authorized - 50,000,000 shares; issued and outstanding - none
    Common stock no par value;
      Authorized - 50,000,000 shares;
      Issued - 16,336,012, 16,325,212 and 16,325,212 shares
      Outstanding - 16,136,012, 16,125,212 and 16,125,212 shares              26,142                26,040              26,040
    Paid-in capital                                                            3,135                 3,135               3,135
    Retained earnings                                                         86,732                79,802              74,580
    Treasury stock, at cost - 200,000 shares                                 (3,102)               (3,102)             (3,102)
                                                                  -------------------  --------------------  ------------------
         Total shareholders' equity                                          112,907               105,875             100,653
                                                                  -------------------  --------------------  ------------------

Total liabilities and shareholders' equity                                  $312,833              $208,443            $228,092
                                                                  ===================  ====================  ==================




     See accompanying Notes to Financial Statements and Independent Accountants' Report.

Goody's Family Clothing, Inc.
Statements of Cash Flows - Unaudited
(In thousands)

                                                                        ------------------------------------------
                                                                                 Thirty-nine Weeks Ended
                                                                        ------------------------------------------
                                                                         November 2, 1996      October 28, 1995
                                                                        -------------------   -------------------

Cash Flows from Operating Activities:
      Net earnings                                                                   $6,930                $5,242
      Adjustments to reconcile net earnings to net cash provided by operating activities:
          Depreciation and amortization                                               7,280                 6,291
          Net loss (gain) on asset disposals and write-down                             734                  (57)
          Changes in assets and liabilities:
              Inventories                                                          (99,701)              (50,919)
              Accounts payable                                                       59,415                35,746
              Income taxes                                                              506               (3,432)
              Other assets & liabilities                                              9,613               (3,202)
                                                                        --------------------  --------------------
                  Cash used in operating activities                                (15,223)              (10,331)
                                                                        --------------------  --------------------

Cash Flows from Investing Activities:
      Acquisitions of property and equipment                                       (15,067)               (7,093)
      Proceeds from sale of property and equipment                                      260                   350
                                                                        --------------------  --------------------
                  Cash used in investing activities                                (14,807)               (6,743)
                                                                        --------------------  --------------------

Cash Flows from Financing Activities:
      Net payments on notes payable                                                       -              (10,000)
      Net advances on long-term debt                                                 24,000                15,000
      Issuance of common stock                                                           92                   201
      Redemption of preferred stock purchase rights                                       -                 (161)
      Changes in cash management accounts                                           (1,728)                 1,831
                                                                        --------------------  --------------------
                  Cash provided by financing activities                              22,364                 6,871
                                                                        --------------------  --------------------

Cash and cash equivalents :
Net decrease for the period                                                         (7,666)              (10,203)
Balance, beginning of period                                                         32,987                23,131
                                                                        --------------------  --------------------
Balance, end of period                                                              $25,321               $12,928
                                                                        ====================  ====================

Supplemental Disclosures:
      Interest payments                                                                $362                  $365
      Income tax payments                                                            $3,988                $6,829







     See accompanying Notes to Financial Statements and Independent Accountants' Report.

Goody's Family Clothing, Inc.
Notes to Financial Statements
(Unaudited)

(1)  Unaudited Financial Information

In the opinion of the Company's management, the accompanying unaudited financial statements include all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the results of operations for the interim periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. These financial statements should be read in conjuction with the audited financial statements of the Company included in its Form 10-K for the year ended February 3, 1996.

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

(3)  Credit Arrangements

The Company has a credit agreement with a consortium of banks for an unsecured revolving line of credit that provides for cash borrowings for general corporate purposes as well as for the issuances of letters of credit of up to $100,000,000. On May 20, 1996, the expiration date of this credit agreement was extended to May 31, 1998. This credit agreement was further amended and restated on October 31, 1996. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin, as defined, (ii) letter of credit fees based on the number of days a letter of credit is outstanding times the applicable rate, and (iii) a commitment fee payable quarterly in advance. The terms of this credit facility require, among other things, maintenance of minimum levels of shareholders' equity and compliance with certain financial ratios and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures. In addition, the Company is prohibited from paying dividends.

(4)  Reclassifications

Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation.

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying balance sheets of Goody's Family Clothing, Inc. as of November 2, 1996 and October 28, 1995, and the related statements of operations and cash flows for the thirteen week and thirty-nine week periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP
Atlanta, Georgia
November 19, 1996

     Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth unaudited results of operations as a percent of sales for the periods indicated:

                                                             Thirteen                    Thirty-nine
                                                           Weeks Ended                 Weeks Ended
                                                   November 2,    October 28,    November 2,   October 28,
                                                       1996           1995          1996          1995
                                                   ------------   -----------    -----------   -------

    Sales                                            100.0%          100.0%        100.0%        100.0%
    Cost of  sales and occupancy expenses             75.3            75.1          74.3          75.0
                                                      ----            ----          ----          ----
    Gross profit                                      24.7            24.9          25.7          25.0
    Selling, general and administrative expenses      22.2            23.0          23.7          23.3
                                                      ----            ----          ----          ----
    Earnings from operations                           2.5             1.9           2.0           1.7
    Interest expense                                  (0.1)           (0.2)         (0.1)         (0.1)
    Investment and other income                        0.2             0.2           0.2           0.2
                                                       ---             ---           ---           ---
    Earnings before income taxes                       2.6             1.9           2.1           1.8
    Provision for income taxes                         1.0             0.7           0.8           0.7
                                                       ---             ---           ---           ---
    Net earnings                                       1.6%            1.2%          1.3%          1.1%
                                                       ===             ===           ===           ===


Third Quarter Fiscal 1996 Compared with Third Quarter Fiscal 1995

Overview - During the third quarter of fiscal 1996, the Company opened four new stores, relocated one store and closed one store, bringing the total number of stores in operation at quarter end to 197 compared with 178 at the end of the third quarter of fiscal 1995. In the corresponding period of the previous fiscal year, the Company opened four new stores and relocated four stores. Net earnings for the third quarter of fiscal 1996 were $3,364,000 compared with $2,059,000 for the third quarter of fiscal 1995.

Sales - Sales for the third quarter of fiscal 1996 were $211,380,000, a 25.7% increase over the $168,104,000 for the third quarter of the previous fiscal year. Comparable store sales for the quarter increased 13.4% from the comparable prior year period. Sales for the quarter were driven by customer acceptance of the Company's merchandising strategies and significant promotions of fall transitional fashions and denim products.

Gross Profit - Gross profit for the third quarter of fiscal 1996 was $52,183,000, or 24.7% of sales, a $10,279,000 increase over the $41,904,000, or
24.9% of sales, in gross profit for the third quarter of the previous fiscal year. The 0.2% decrease in gross profit, as a percent of sales, consists of (i) a decrease in margins by 0.3% due to certain aggressive promotional events and
(ii) a decrease in occupancy costs, as a percent of sales, by 0.1% because of the quarter's strong sales performance.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the third quarter of fiscal 1996 were $46,954,000, or 22.2% of sales, an increase of $8,261,000 from $38,693,000, or 23.0% of sales, for the third quarter of the previous fiscal year. Selling, general and administrative expenses decreased by 0.8%, as a percent of sales, for the third quarter of fiscal 1996 compared with the third quarter of the previous fiscal year. This net decrease is comprised of (i) a 0.4% decrease in advertisement and promotion expenses, (ii) a 0.1% decrease in depreciation expenses, (iii) a 0.7% decrease in other selling, general and administrative expenses and (iv) a 0.4% increase in payroll expenses.

Interest Expense - Interest expense for the third quarter of fiscal 1996 decreased by $22,000 compared with the third quarter of the previous fiscal year. This net decrease consists of (i) a decrease in interest expense resulting from lower borrowings during the third quarter of fiscal 1996 compared with the corresponding period of the previous fiscal year and (ii) an increase in the fees paid in connection with the credit agreement entered into by the Company with a consortium of banks.

Investment and Other Income - Investment and other income for the third quarter of fiscal 1996 was $430,000 compared with $339,000 for the third quarter of the previous fiscal year. The increase in investment income is primarily due to an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the third quarter of fiscal 1996 was $2,062,000, for an effective tax rate of 38.0% of earnings before income taxes, compared with $1,236,000, for an effective tax rate of 37.5% of earnings before income taxes, for the third quarter of the previous fiscal year.

Thirty-nine Weeks Ended November 2, 1996, Compared with Thirty-nine Weeks Ended October 28, 1995

Overview - During the thirty-nine weeks ended November 2, 1996, the Company opened 14 new stores, relocated five stores, remodeled one store and closed one store, bringing the total number of stores in operation at November 2, 1996 to 197 compared with 178 at October 28, 1995. In the corresponding period of the previous fiscal year, the Company opened seven new stores, relocated six stores and opened a clearance store with an existing lease from a previously relocated store. Net earnings for the thirty-nine weeks ended November 2, 1996 were $6,930,000 compared with $5,242,000 for the thirty-nine weeks ended October 28, 1995.

Sales - Sales for the thirty-nine weeks ended November 2, 1996 were $545,558,000, a 16.5% increase over the $468,166,000 for the corresponding period of the previous fiscal year. The sales contribution from comparable stores represents a 3.7% increase from same store sales in the previous fiscal year. Sales increases for the period were driven by the addition of new and transitional stores and the overall customer acceptance of the Company's merchandising strategies.

Gross Profit - Gross profit for the thirty-nine weeks ended November 2, 1996 was $140,065,000, or 25.7% of sales, a $22,979,000 increase over the $117,086,000, or 25.0% of sales, in gross profit generated for the corresponding period of the previous fiscal year. The 0.7% increase in gross profit, as a percent of sales, consists of (i) a 0.6% increase in margins as a result of successful merchandising strategies and a concerted effort by management to improve pricing strategies and well-positioned inventories at the beginning of fiscal 1996 and
(ii) a decrease in occupancy costs by 0.1% as a result of the period's strong sales performance in relation to the same period of the prior year.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the thirty-nine weeks ended November 2, 1996 were $129,471,000, or 23.7% of sales, an increase of $20,284,000 from $109,187,000, or 23.3% of sales, for the corresponding period of the previous fiscal year. Selling, general and administrative expenses increased by 0.4% as a percent of sales compared with the corresponding period of the previous fiscal year. This increase is primarily comprised of (i) a 0.3% increase in payroll expenses and
(ii) a 0.1% increase in advertisement and promotion expenses. Selling, general and administrative expenses include a provision of $691,000, or 0.1% as a percent of sales, in connection with the early termination of a lease of one of the Company's stores which closed in August 1996.

Interest Expense - Interest expense for the thirty-nine weeks ended November 2, 1996 increased by $72,000 compared with the corresponding period of the previous fiscal year. This increase is primarily attributable to the fees paid in connection with the credit agreement entered into by the Company with a consortium of banks.

Investment and Other Income - Investment and other income for the thirty-nine weeks ended November 2, 1996 was $1,097,000 compared with $930,000 for the corresponding period of the previous fiscal year. The increase in investment income is primarily due to an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the thirty-nine weeks ended November 2, 1996 was $4,248,000, for an effective tax rate of 38.0% of earnings before income taxes, compared with $3,146,000, for an effective tax rate of 37.5% of earnings before income taxes, for the corresponding period of the previous fiscal year.

Liquidity and Capital Resources

     Financial Position - The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit agreement with a consortium of banks. At November 2, 1996, the Company's working capital was $53,288,000 compared with $36,997,000 at October 28, 1995. At the end of the third quarter of fiscal 1996 compared with the end of the third quarter of the previous year, (i) cash, cash equivalents and investment securities increased by $12,444,000, (ii) net property and equipment increased by $7,400,000, (iii) inventories increased by $62,640,000 and (iv) accounts payable increased by $43,512,000. The increase in inventories primarily consists of (i) additional inventories needed for the new and transitional stores, (ii) merchandise received in the last week of the third quarter of fiscal 1996 (which ended on November 2, 1996) that comparably would have been received during the first week of the fourth quarter in the previous fiscal year (which commenced on October 29, 1995) as a result of a change in the retail calendar and (iii) the Company's strategic build-up of inventories in various departments and certain other new businesses, such as, Men's sport coats, blazers and dress pants and Misses classic collections in dresses. Trade payables, as a percent of inventories, were 70.6% at October 28, 1995 compared with 70.2% at November 2, 1996.

At November 2, 1996, the Company had an unsecured $100,000,000 revolving line of credit from a consortium of banks, of which $24,000,000 was in use for cash borrowings and $35,774,000 was in use for outstanding letters of credit.
Borrowings under the Company's bank line of credit, consisting of cash borrowings and letters of credit, averaged $43,762,000 during the third quarter of fiscal 1996, with the highest balance for the quarter of $62,214,000 in October 1996. On May 20, 1996, the Company amended its credit agreement to extend the expiration date of the agreement to May 31, 1998. See Note 3 to Notes to Financial Statements.

Cash Flows - Operating activities used cash of $15,223,000 in the thirty-nine weeks ended November 2, 1996, compared with cash used of $10,331,000 by operating activities in the corresponding period of the previous fiscal year. Cash used in operating activities during the thirty-nine weeks ended November 2, 1996, for inventory increases was $99,701,000 compared with $50,919,000 for the corresponding period of the previous fiscal year. Accounts payable provided cash of $59,415,000 during the thirty-nine weeks ended November 2, 1996, compared with $35,746,000 for the corresponding period of the previous fiscal year. Depreciation and amortization amounted to $7,280,000 for the thirty-nine weeks ended November 2, 1996, compared with $6,291,000 for the corresponding period of the previous fiscal year.

Cash flows from investing activities for the thirty-nine weeks ended November 2, 1996 reflected a net use of cash amounting to $14,807,000 compared with $6,743,000 for the corresponding period of the previous fiscal year. The cash was primarily used to fund capital expenditures incurred relating to new stores opened during the first three quarters of fiscal 1996 and 1995.

Cash provided by financing activities for the thirty-nine weeks ended November 2, 1996 was $22,364,000 compared with $6,871,000 for the corresponding period of the previous fiscal year. The cash management program maintained by the Company used cash of $1,728,000 in the thirty-nine weeks ended November 2, 1996 compared with cash provided of $1,831,000 for the corresponding period of the previous fiscal year. Net payments on notes payable under previous revolving lines of credit amounted to $10,000,000 in the thirty-nine weeks ended October 28, 1995 with no amounts outstanding at the period end. The Company's net borrowings, under its new two-year credit agreement as described above, were $24,000,000 for the thirty-nine weeks ended November 2, 1996 compared with $15,000,000 for the corresponding period of the previous fiscal year, with the same amounts outstanding at the respective quarter ends. The Company received $92,000 from the issuance of common stock on the exercise of stock options during the thirty-nine weeks ended November 2, 1996 compared with $201,000 received during the corresponding period of the previous year.

Outlook - During November 1996, the Company opened six new stores and relocated two stores, bringing the total number of new stores opened in fiscal 1996 to 20 and the total number of stores currently operating to 203. There are no plans for any new store openings or relocations during the remainder of fiscal 1996. Management estimates that capital expenditures of approximately $3,5000,000 will be incurred relating to new stores opened as well as stores relocated in November 1996 and for the purchase of computer systems and equipment and for other capital expenditure requirements for the remainder of fiscal 1996.

The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating expenses. Management believes that cash flows from operations, including credit terms from vendors and the borrowings available under the credit facility, will be sufficient to meet the Company's operating and capital expenditure requirements.

This Quarterly Report may include forward-looking statements that may or may not materialize. All forward-looking statements made by the Company involve material risks and uncertainties and are subject to change based on factors beyond the Company's control, including, without limitation, retail market conditions and consumer acceptance of the Company's products. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Such factors include, but are not limited to, those described in the Company's filings with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings  -  None
----------------------------

Item 2. -  Changes in Securities  -  None

Item 3.  -  Defaults Upon Senior Securities  -  None

Item 4.  -  Submission of Matters to a Vote of Security Holders  - None
---------------------------------------------------------------

Item 5.  -  Other Information  - None



Item 6.  -  Exhibits and Reports on Form 8-K.......
        a)   Exhibits -

           10.43 Amended and Restated Credit Agreement dated October 31, 1996 between the Registrant, Goody's MS, L.P. and Goody's IN, L.P. as borrowers, SYDOOG, Inc., TREBOR of TN Inc., and
                 GOFAMCLO, Inc. as guarantors, Lenders as identified therein and First Tennessee Bank National Association as Administrative Agent

           15      -              Accountants' Awareness Letter

           27      -              Financial Data Schedule

        b)   Reports on Form 8-K  -  None

                          GOODY'S FAMILY CLOTHING, INC.



                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   GOODY'S FAMILY CLOTHING, INC.
                                                                 (Registrant)




     Date:    December 11, 1996                 /s/ Harry M. Call
              ------------------------          -----------------
                                                 Harry M. Call
                                                 Director, President and
                                                 Chief Operating Officer



     Date:    December 11, 1996                 /s/ Edward R. Carlin
              ------------------------          --------------------
                                                 Edward R. Carlin
                                                 Executive Vice President,
                                                 Chief Financial Officer and
                                                 Secretary
                                                 (Principal Financial Officer)



     Date:    December 11, 1996                 /s/ David G. Peek
              ------------------------          -----------------
                                                 David G. Peek
                                                 Corporate Controller and Chief
                                                 Accounting Officer
                                                 (Principal Accounting Officer)