Form 10-K405
period 1997-02-01
GOODYS FAMILY CLOTHING INC /TN
filed 1997-05-01
CIK 879123

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                  EFFECTIVE OCTOBER 7, 1996)
                  FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 0-19526

                         GOODY'S FAMILY CLOTHING, INC.
             (Exact name of registrant as specified in its charter)

                 TENNESSEE                                          62-0793974
      (State or other jurisdiction of                             (IRS Employer
       incorporation or organization)                          Identification No.)

   400 GOODY'S LANE, KNOXVILLE, TENNESSEE                             37922
  (Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (423) 966-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     Aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 21, 1997: approximately $160,430,000.

     Number of shares of Common Stock outstanding as of April 21, 1997:
16,190,882.
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1996 Annual Report to Shareholders of Goody's Family Clothing, Inc. and subsidiaries ("Goody's" or the "Company") are incorporated by reference in Part I and Part II of this Report. Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 18, 1997, are incorporated by reference into Part III of this Report.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Management has endeavored in its communications, in its Annual Report, and in this Form 10-K to highlight the trends and factors that might have an impact on the Company and the industry in which the Company competes. Any "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analysis of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties including, but not limited to, customer demand and trends in the apparel and retail industry and the acceptance of merchandise acquired for sale by the Company, tariffs, quotas, trademark use, political stability, the effectiveness of planned advertising and promotional events, the impact of competitors' pricing, the Company's ability to enter into leases for new store locations, individual store performance, adverse weather conditions, employee relations, and the general economic conditions within the Company's markets. The above factors in some cases have affected, and in the future could affect, the Company's financial performance and could cause actual results for fiscal 1997 and beyond to differ materially from those expressed or implied in such forward-looking statements. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Incorporated in the state of Tennessee in January 1954 and headquartered in Knoxville, Tennessee, Goody's Family Clothing, Inc. and subsidiaries are principally engaged in the retailing of moderately priced apparel for women, men and children. As of February 1, 1997, the Company operated 203 retail stores in 14 southeastern and midwestern states. During the five fiscal years ended February 1, 1997, the number of stores operated by the Company grew from 106 to 203 and sales increased from $455.3 million to $819.1 million. The Company believes that its growth is driven by its merchandising strategy and its ability to successfully penetrate new markets. The Company's fiscal year ends on the Saturday nearest the last day of January. The terms "fiscal 1997," "fiscal 1996" and "fiscal 1995" refer to the Company's fiscal years ending or ended on January 31, 1998 (52 weeks), February 1, 1997 (52 weeks) and February 3, 1996 (53 weeks), respectively.

MERCHANDISING STRATEGY

     The Company's merchandising strategy has been developed to appeal to value-conscious, quality-oriented customers. The Company offers its merchandise at prices targeted to be 10% to 30% below those of traditional department stores. The Company competes (i) with department stores by offering quality, brand name apparel at value prices, (ii) with specialty stores by offering apparel for the entire family, (iii) with off-price apparel stores by offering a wide selection of current-season merchandise at competitive prices, and (iv) with discount stores by offering better quality, brand name merchandise generally unavailable to discount retailers. The Company does not purchase factory seconds, close-out, out-of-season or irregular merchandise. The Company believes that its broad selection of current-season, brand name merchandise, combined with its private label merchandise, is a key competitive advantage. The Company continues to invest in the development of its private label brands, which offer customers designer looks and quality at value prices.

     Generally within each store, specific departments are well signed and direct aisleways lead to major departments. Visual merchandising and store presentation are enhanced by fixtures that showcase merchandise in an open, accessible and customer-friendly shopping environment. Sale items featured in the Company's advertising campaigns are highlighted in the stores with easy-to-read signs that help customers quickly locate items of interest. The overall merchandise presentation is reorganized four times a year to emphasize the fashion products for the upcoming season.

     A typical store is divided into six divisions that include women's (juniors, misses, intimate apparel, swimwear, and outerwear), denim, men's (sportswear, activewear, young men's, and men's furnishings), children's (infants and toddlers, boys and girls), accessories, and in 137 stores, shoes. Goody's carries approximately 10,700 different styles of merchandise, many of which are tracked by color and size in order to provide accurate selling data for the Company's merchants and management.

MERCHANDISING DIVISIONS

     Women's -- The broadest merchandise selection offered by the Company is in the women's division, which contributed approximately 41% of total sales in fiscal 1996. Goody's improved its profitability in the women's division in fiscal 1996 by emphasizing career fashions, casual weekend wear, plus-size merchandise in the misses department, and cross-over fashions targeted at customers whose tastes fall between those of the traditional junior and misses customers.

     Women's merchandise categories include juniors, misses, intimate apparel, swimwear, and outerwear. Juniors' merchandise lines include brand names such as Adidas, Byer, California Concepts, Lee, Levi's, My Michelle, Nike, Reebok, Union Bay, and Wrapper. Misses merchandise lines include popular brand names such as Alfred Dunner, Cathy Daniels, Counterparts, Fundamental Things, Lee, Leslie Fay, Levi's, Requirements, and Sag Harbor, as well as Goody's private label brand, Chandler Hill. Fashion dresses are also an important part of Goody's overall women's product lines and feature popular brand names such as Dawn Joy, Jessica Howard, Leslie Fay, Plaza South, Positive Attitude, and Scarlett. Brand name undergarments include products from Hanes, Lovable, Maidenform, Olga, and Warner's. Swimwear features labels such as Body I.D., LaBlanca/Sassafras, Ocean Pacific, and Speedo. Outerwear product lines include the Braetan, Herman Kay, and Winlet brand name labels and Chandler Hill and GFC Trading Co., the Company's private label brands for casual and rugged outerwear.

     Denim -- The denim merchandise division is important to the Company's merchandising concept and contributed approximately 25% of total sales in fiscal 1996. The Company believes that its broad selection and competitive pricing of denim merchandise appeals to value-conscious families and generates customer traffic for other higher margin merchandise. The Company utilizes Quick Response programs with its major denim suppliers to alleviate out-of-stock positions for popular styles and sizes and improve inventory turnover. Primary brand names that are carried in the denim division include Bugle Boy, Lee, Levi's, and Union Bay. The Company's private label brands for denim are Montana Blues Jean Company for women and Authentic GFC for men.

     Men's -- The men's division contributed approximately 20% of total sales in fiscal 1996 and consists of sportswear, activewear, young men's, and men's furnishings departments. The men's division utilizes a shop concept that features various brand name merchandise targeted at certain lifestyles. These concepts eliminate the need to market similar apparel to a variety of age groups and allow, for example, denim buyers to shop one area of the store regardless of their age. Customers reacted favorably to the Company's introduction of men's blazers and dress slacks in fiscal 1996, and this program is expected to be expanded in fiscal 1997. Featured brand names in the men's division include Adidas, Arrow, Bugle Boy, Dockers, Drummer Boy, Fila, Lee, Levi's, Nike, Reebok, and Russell. The Company's private label brands for men are Authentic GFC, GFC and Ivy Crew.

     Children's -- The children's division contributed approximately 7% of the Company's total sales in fiscal 1996 by offering popular and durable apparel for children of all ages. Primary brand names carried for children include Adidas, California Concepts, Cradle Togs, Dockers, Lee, Levi's, Mickey & Co., My Michelle, Nike, Reebok, Trends, Union Bay, and Winnie the Pooh. The Company's private label brand for children is Good Kidz.

     Accessories -- The accessories division, which includes items such as fashion and costume jewelry, handbags, belts, wallets, hair accessories, sunglasses for women, picture frames, gourmet foods, stationery, and gift baskets, contributed approximately 3% of total sales in fiscal 1996. Featured brand names include Burnes of Boston, Capezio, Jantzen, and Rosetti.

     Shoes -- The shoe division contributed approximately 3% of total sales in fiscal 1996. The shoe departments are located in 137 of the Company's stores and are operated by a third party under an exclusive operating license agreement. In fiscal 1996, all of the 20 new stores opened by the Company included shoe departments. The Company also added shoe departments to three stores existing prior to fiscal 1996. The shoe departments offer brand names such as Adidas, Converse, Esprit, Keds, and L.A. Gear. During fiscal 1997, the Company plans to include shoe departments in all of the new stores to be opened during fiscal 1997 and in 24 existing stores.

     Tuxedo rentals and service fees -- The Company's revenue from tuxedo rentals and service fees charged on layaways contributed less than 1% of total sales in each of the last three fiscal years.

     The following table shows the Company's total sales, by division, for the last three fiscal years (dollars in thousands):

                                  FISCAL 1996          FISCAL 1995          FISCAL 1994
                               ------------------   ------------------   ------------------
                                AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                               --------   -------   --------   -------   --------   -------
Women's......................  $335,923     41.0%   $286,097     41.1%   $261,485     42.6%
Denim........................   202,263     24.7%    175,754     25.2%    151,245     24.7%
Men's........................   165,438     20.2%    144,081     20.7%    128,477     20.9%
Children's...................    59,705      7.3%     49,229      7.1%     40,148      6.5%
Accessories..................    24,972      3.0%     17,666      2.5%     15,444      2.5%
Shoes (Leased department)....    26,827      3.3%     21,087      3.0%     14,435      2.4%
Tuxedo Rentals and Service
  Fees.......................     3,928      0.5%      2,954      0.4%      2,430      0.4%
                               --------    -----    --------    -----    --------    -----
                               $819,056    100.0%   $696,868    100.0%   $613,664    100.0%
                               ========    =====    ========    =====    ========    =====

PURCHASING

     The Company's merchandise purchasing function is centralized at its corporate headquarters. The Company buys its merchandise from approximately 730 vendors and does not have long-term or exclusive contracts with any particular manufacturer or vendor. During fiscal 1996, the Company's purchases from Levi Strauss & Co., its largest vendor, represented approximately 20% of its total purchases. No more than 5% of total purchases were attributable to any one of the Company's other vendors. The Company intends to maintain strong, partner-type relationships with its vendors. A significant portion of the Company's merchandise is pre-packed and pre-ticketed by the vendors for each store, reducing the cost, and increasing the speed, of delivering merchandise to the Company's stores.

     Merchandise associated with the Company's private label brands is largely imported. The Company employs its own designers and product development teams who work closely with its merchants to track seasonal fashion trends, analyze customer feedback and determine accurate order quantities. The Company controls its private label merchandise from the initial concept to the final sale to the consumer and monitors product quality, freight costs and other expenses in an effort to maximize gross margins on such merchandise.

PLANNING AND ALLOCATION

     Goody's planning and allocation department works closely with the Company's merchants, distribution center and store operations personnel to establish an appropriate flow of merchandise on a store-by-store basis. This flow of merchandise reflects customer preferences in each market and thereby reduces the cost of transferring merchandise among various stores. The Company also utilizes Quick Response systems with approximately 50 vendors, which allows for more efficient replenishment of specific items of merchandise in particular sizes and colors to minimize out-of-stock positions of basic merchandise and improve inventory turnover. The Company expects to continue to invest in Quick Response programs with new and existing vendors and increase the number of participating vendors in fiscal 1997.

MARKETING AND ADVERTISING

     The Company's marketing and advertising functions are centralized at its corporate headquarters. The marketing and promotional strategy is designed to reinforce Goody's image as a value-priced, family apparel retailer and is set during the annual planning and budgeting process. The Company uses frequent full-color tabloid advertising to portray the depth and selection of its merchandise while in-store merchandise presentation is coordinated with advertising to maximize promotional opportunities. The Company believes that its advertisements, which emphasize low prices and broad selections for the entire family, have enabled the Company to communicate a unique look that reinforces Goody's niche in the marketplace.

     Using a multi-media approach, Goody's develops and prepares its own advertising materials for newspapers and internally creates radio and television spots. The media department researches each market to develop profiles of shoppers in order to effectively plan the Company's advertising. While the exact allocation of advertising dollars differs from market to market, the Company generally allocates approximately 68% of its advertising budget to print media, 17% to television and 15% to radio. Several of the Company's key vendors share in the costs of mutually beneficial advertising campaigns through cooperative advertising programs.

PRICING

     The Company's pricing strategy is designed to provide value to its customers by offering merchandise at prices targeted to be 10% to 30% below those of traditional department stores. Denim, which is a consumer draw, is priced very competitively and is generally positioned to increase traffic throughout the store. All pricing decisions are made at the Company's corporate headquarters. In order to remain competitive and to enhance its sales promotion efforts, Goody's frequently monitors its competitors' prices. In addition, the Company's management information systems provide daily and weekly sales and gross margin reports that track sales and gross margins by stock keeping unit
(SKU) and provide management with the flexibility to adjust prices as necessary.

CUSTOMER SERVICE

     Goody's customer service training program, Customer First, was designed to help store associates develop a customer-friendly mind-set where customers -- not tasks -- come first in the stores. This initiative begins with pre-employment screenings that measure job applicants' initial customer service skills and is supported by ongoing training programs and incentives for associates who demonstrate outstanding customer service performance. The Company is also making operational enhancements to improve customers' overall shopping experience in its stores. To allow store associates more time to assist customers, an electronic system was implemented during 1996 to reduce the time required to manage price changes. The Company's generous merchandise return and exchange policies were developed to ensure positive interactions between store associates and customers. Additionally, the Company continues to invest in new cash register technologies to simplify the customer checkout process and is currently testing customer conveniences such as strollers, wheelchairs and oversized shopping bags in new stores. To monitor the success of these new Customer First programs, Goody's is encouraging customer feedback with newly designed in-store survey cards.

STORE OPERATIONS

     Management of store operations is the responsibility of the Executive Vice President -- Stores, who is assisted by the Vice President -- Store Operations, three Regional Vice Presidents -- Sales, 23 district managers, and individual store managers. Each district manager oversees seven to 11 stores, and up to nine district managers report to each Regional Vice President -- Sales.

     The Company's stores are generally open from 9:00 a.m. to 9:00 p.m. Monday through Thursday; from 9:00 a.m. to 10:00 p.m. Friday and Saturday; and 12:00 p.m. to 6:00 p.m. on Sunday. These hours are extended during various holiday and peak selling seasons. Each store has a manager and between one and three assistant managers, depending upon the size of the store. Other positions of responsibility within a store include four to five department managers, a head cashier and a stockroom manager. The sales staff ranges from 12 in smaller size stores to 25 in average size stores to 70 in larger size stores. The majority of the sales staff are employed on a full-time basis, although part-time workers are hired during peak selling seasons.

CENTRALIZED DISTRIBUTION

     The Company expects that its 344,000 square foot distribution center located in Knoxville, Tennessee, can accommodate merchandise distribution to approximately 350 stores. The distribution center is equipped with automated merchandise handling equipment that facilitates efficient distribution of merchandise to the stores and provides for efficient cross docking of pre-packed merchandise by store. In order to improve quality control, all incoming merchandise is received at the distribution center to allow inspection before being delivered to the stores.

     Merchandise is typically processed through the distribution center and forwarded to individual stores within 48 hours. Furthermore, because the distribution center is located on both a main north-south and a main east-west interstate highway, management can negotiate favorable shipping terms with its vendors for merchandise delivered to its distribution center.

     The Company has also developed an effective computerized system for tracking merchandise from the time it leaves its distribution center until it arrives at the stores to ensure that shipments are delivered in an accurate and timely manner. In delivering merchandise to the stores, the Company utilizes a third party contract carrier. On return trips to the distribution center, the carrier delivers the merchandise transferred between stores, as well as some merchandise picked up from vendors located en route.

STORE LOCATIONS

     The Company locates stores predominantly in secondary markets with demographic characteristics consistent with its targeted value-conscious customer. During fiscal 1996, the Company added an eighth store in Birmingham, Alabama, as part of its expansion into its first large metropolitan market. By using the same real estate strategy used in Birmingham -- i.e., locating stores on the perimeter of a large city -- the Company entered metropolitan Atlanta, Georgia, with the opening of six stores, and Charlotte, North Carolina, with the opening of three stores during fiscal 1996. Goody's primarily leases store space in strip centers, where costs are generally lower than mall locations. The smallest of the Company's stores has 7,600 square feet and the largest store has 52,600 square feet; the average store size is 27,100 square feet. The number and location of Goody's stores is incorporated by reference to the map on pages 10 and 11 of the 1996 Annual Report to Shareholders under the caption "Real Estate."

     All of the Company's stores are leased, rather than owned, which has enabled the Company to grow without incurring indebtedness associated with acquiring and owning real estate. Management believes that the flexibility of leasing its stores provides substantial benefits and avoids the inherent risks of owning real estate. The Company believes that it has established itself as an anchor tenant due to its operating performance, the size of its stores, its advertising contributions in local markets, its financial position, and its history of generally meeting its lease commitments on a timely basis.

EXPANSION STRATEGY

     The Company's expansion strategy is to continue to open new stores in markets located within 800 miles of its distribution center in Knoxville, Tennessee. Management believes that opportunities exist to expand the Company's presence within its current markets. In making its decision to open a new store, the Company typically evaluates, among other factors, market demographics, competition, location, consumer traffic, rent and occupancy costs, advertising and other expenses associated with the opening and operation of a new store. The following table provides information regarding the number of stores in operation, new stores opened, stores closed, and stores relocated or remodeled during the last five fiscal years:

                                                                      FISCAL YEAR
                                                            --------------------------------
                                                            1996   1995   1994   1993   1992
                                                            ----   ----   ----   ----   ----
Stores open, beginning of year............................  184    171    146    125    106
New stores opened during the year.........................   20     13     25     23     19
Stores closed during the year.............................   (1)    (0)    (0)    (2)    (0)
                                                            ---    ---    ---    ---    ---
Stores open, end of year..................................  203    184    171    146    125
                                                            ===    ===    ===    ===    ===
Stores relocated or remodeled during the year.............    8      7      7      2      3
                                                            ===    ===    ===    ===    ===

ASSOCIATES

     As of February 1, 1997, the Company had approximately 6,100 full and part-time associates. Store managers and supervisory associates are compensated on a salaried basis and are eligible to receive additional compensation based on the Company's profitability as well as meeting certain objective goals at their respective stores such as sales growth, control of expenses and inventory shrinkage. All other store associates are compensated on an hourly basis. All of the Company's associates are non-union employees, with the exception of the associates employed at its distribution center in Knoxville, Tennessee, who are represented by the Union of Needletrades, Industrial and Textile Employees. The Company's incentive bonus program for certain key corporate associates is based on achieving certain profitability goals and could potentially provide a significant portion of the associates' total annual compensation.

     The Company also grants stock options to certain key corporate and store associates. These options are designed to align associates' interests with those of the Company's shareholders and allow the Company to provide long-term incentives to its associates.

     During fiscal 1996, Goody's introduced an Employee Payroll Investment Plan that allows eligible associates an opportunity to purchase the Company's common stock at fair market value through regular payroll deductions.

     The Company also maintains a profit sharing plan for all full-time associates who are eligible to participate under the plan. The plan provides for discretionary contributions by the Company that are approved by its Board of Directors. The Company's contributions related to this plan for fiscal 1996, 1995 and 1994 were $525,000, $350,000 and $300,000, respectively.

SEASONALITY AND INFLATION

     The Company's business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning approximately the first week of August and continuing through the first week of September) and the Easter season (beginning approximately two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 35.5% of the Company's annual sales, based on the last three fiscal years. In general, sales volume varies directly with customer traffic, which is heaviest during the third and fourth quarters of a fiscal year.

     The Company does not believe inflation has had a material effect on the results of its operations during the past three fiscal years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

COMPETITION

     The retail apparel business is highly competitive, with price, selection, fashion, quality, location, store environment and service being the principal competitive factors. Management believes that the Company is well positioned to compete on the basis of each of these factors. The Company competes primarily with department stores, specialty stores, off-price apparel stores, and discount stores. Many competitors are large national chains with substantially greater financial and other resources than those available to the Company; there is no assurance that the Company will continue to be able to compete successfully with any of them in the future.

TRADEMARKS

     The United States Patent and Trademark Office (the "USPTO") has issued the Company federal registrations for the following trademarks: Chandler Hill, GFC, GFC Trading Co., and Goody's Family Clothing. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Authentic GFC, Bobby G, Fireside Flannels, GFC Sport, Good Kidz, Ivy Crew, Montana Blues Jean Company, Mountain Lake, and Old College Inn. The Company's private label programs represented approximately 15% of the Company's fiscal 1996 sales.

     Some of the Company's trademarks have been opposed. In April 1994, the Company filed an application with the USPTO to register the trademark Ivy Crew. In March 1995, one party filed a notice of opposition to the registration, while another party has proposed a settlement with the Company in respect of its use of this trademark and has not filed an opposition to the registration. In August 1996, the Company filed an application with the USPTO to register the trademark Old College Inn; in April 1997, the Company received a cease and desist letter from a third party claiming prior rights to the trademark Old College Inn. The Company filed a trademark application with the USPTO for the trademark Montana Blues Jean Company; such application has been refused and suspended by the USPTO pending action on previously filed trademark applications by others. Although the Company has received a federal registration to the trademark GFC and GFC Trading Co., a third party and the Company are involved in a lawsuit regarding the third party's alleged common law trademark rights to the trademark GFC. The Company vigorously opposes any claims against its trademarks, where appropriate.

CORPORATE REALIGNMENT

     During fiscal 1996, Goody's Family Clothing, Inc. (the "Parent") realigned certain of its operations by incorporating SYDOOG, Inc. ("SYDOOG") and GOFAMCLO, Inc. ("GOFAMCLO") in the state of Delaware, and Trebor of TN, Inc. ("Trebor") in the state of Tennessee as its directly wholly-owned subsidiaries. In addition, GOODY'S MS, L.P. ("MSLP") and GOODY'S IN, L.P. ("INLP") were formed as limited partnerships in the state of Tennessee. Trebor owns the general partnership interests and GOFAMCLO owns the limited partnership interests in MSLP and INLP, respectively.

     As a result of the realignment, the Parent transferred certain of its ownership interests and operating activities to MSLP, including (i) the distribution center properties and the related receiving, processing, and storing of inventories and the subsequent distribution thereof to the Company's stores and (ii) the control and ownership interests in certain retail operations in specified markets. The Parent also transferred the control and ownership interests in certain other retail operations in specified markets to INLP. The Parent sold and assigned all rights, title, and interest in the Goody's Family Clothing trademark and registration to SYDOOG, which were in turn licensed to the Parent, MSLP and INLP.

     There were no write-offs or expenses associated with this realignment other than professional fees and certain immaterial administrative expenses.

ITEM 2.  PROPERTIES

     The Company currently leases all of its stores. Lease terms generally contain renewal options and provide for a fixed minimum rent, an additional rent based on a percent of sales above a minimum sales level and a pro-rata share of the taxes, insurance and common area maintenance costs.

     The table below reflects (i) the number of leases that will expire in each indicated fiscal year if the Company does not exercise any of its renewal options and (ii) the number of leases that will expire in each indicated fiscal year if the Company exercises all of its renewal options. The table does not reflect four leases having month-to-month terms, but does include nine leases executed as of February 1, 1997, for stores to be opened in fiscal 1997.

                                       NUMBER OF LEASES EXPIRING EACH   NUMBER OF LEASES EXPIRING
                                            YEAR IF NO RENEWALS         EACH YEAR IF ALL RENEWALS
                                                 EXERCISED                      EXERCISED
                                       ------------------------------   -------------------------
1997.................................                21                              6
1998.................................                28                              3
1999.................................                23                              5
2000.................................                13                              0
2001.................................                12                              2
2002 and thereafter..................               111                            192

     The Company owns its corporate headquarters and distribution center located at 400 Goody's Lane, Knoxville, Tennessee. The distribution center is a one story, 344,000 square foot facility with 43 loading docks and a mezzanine that has an additional 14,000 square feet currently used as office space. The corporate headquarters building is adjacent to the distribution center and comprises approximately 140,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

     Due to the nature of the Company's business, it is from time to time a party to certain legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any legal proceeding that, in the judgment of management, would have a material adverse effect on its operations or financial condition, if adversely determined.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to the information on page 32 of the Registrant's 1996 Annual Report to Shareholders under the captions "Common Stock Information" and "Dividend Policy."

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to the information on page 15 of the Registrant's 1996 Annual Report to Shareholders under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the information on pages 16-19 of the Registrant's 1996 Annual Report to Shareholders under the caption "Management's Discussion and Analysis."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the information on pages 21-31 of the Registrant's 1996 Annual Report to Shareholders and in the tables for fiscal 1996 and fiscal 1995 on page 20 under the caption "Selected Quarterly Data."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the captions "Election of Directors -- Director, Director Nominee and Executive Officer Information" and "Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to information under the caption "Executive Compensation and Other Information" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 1997, but does not include the information under the captions "Compensation Committee Report" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to information under the caption "Voting Rights and Principal Shareholders" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to information under the caption "Certain Transactions" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 18, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1. Financial Statements

     The Registrant's 1996 Annual Report to Shareholders, a copy of which appears as Exhibit 13 to this Annual Report on Form 10-K, contains the following financial statements and the Registrant's independent auditors' report thereon, which are incorporated herein by reference.

     - Independent Auditors' Report.

     - Consolidated Statements of Operations for each of the three fiscal years in the period ended February 1, 1997.

     - Consolidated Balance Sheets as of February 1, 1997 and February 3, 1996.

     - Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended February 1, 1997.

     - Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended February 1, 1997.

     - Notes to Consolidated Financial Statements for the three fiscal years in the period ended February 1, 1997.

2. Financial Statement Schedules

     All financial statement schedules are omitted as the required information is inapplicable.

3. Exhibits

EXHIBIT
NUMBER   REF.         DESCRIPTION
-------  ----         -----------
  3.1    a      --    Amended and Restated Charter of the Registrant
  3.2    b      --    Amended and Restated Bylaws of the Registrant
  4.1           --    See Exhibits 3.1 and 3.2 for provisions of the Amended and
                      Restated Charter and Amended and Restated Bylaws of the
                      Registrant defining rights of holders of Common Stock of the
                      Registrant
 10.1    c      --    Goody's Family Clothing, Inc. Profit Sharing Plan
 10.2    d      --    Goody's Family Clothing, Inc. 1991 Stock Incentive Plan
 10.4    e      --    Goody's Family Clothing, Inc. 1993 Stock Option Plan
 10.5    f      --    Goody's Family Clothing, Inc. Discounted Stock Option Plan
                      for Directors, as amended
 10.12   g      --    Employment letter from the Registrant to Carmen Monaco
 10.13   h      --    Employment letter from the Registrant to Edward R. Carlin
 10.16   i      --    Employment agreement between the Registrant and Carmen
                      Monaco
 10.18   j      --    Settlement agreement dated January 5, 1995
 10.20   k      --    Employment and executive incentive agreements between the
                      Registrant and Edward R. Carlin
 10.21   k      --    Employment and executive incentive agreements between the
                      Registrant and Harry M. Call
 10.22   k      --    Employment and executive incentive agreements between the
                      Registrant and David R. Mullins
 10.28   k      --    Executive incentive agreement between the Registrant and
                      Bobby Whaley
 10.29   k      --    Benefit Protection Trust Agreement
 10.30   l      --    Employment agreement between the Registrant and Marcus H.
                      Smith, Jr.
 10.31   l      --    Employment agreement between the Registrant and Thomas R.
                      Kelly, Jr.
 10.32   l      --    Credit agreement between the Registrant, Lenders as
                      identified therein and First Tennessee Bank National
                      Association as Administrative Agent

EXHIBIT
NUMBER   REF.         DESCRIPTION
-------  ----         -----------
 10.33   m      --    Master transport agreement between the Registrant and Star
                      Transportation, Inc. dated July 10, 1995
 10.34   n      --    Goody's Family Clothing, Inc. Employee Payroll Investment
                      Plan
 10.35   o      --    Employment letter from the Registrant to Jay D. Scussel
 10.36   o      --    Indemnification agreement between the Registrant and Robert
                      M. Goodfriend
 10.37   o      --    Indemnification agreement between the Registrant and Harry
                      M. Call
 10.38   o      --    Indemnification agreement between the Registrant and James
                      L. Clayton
 10.39   o      --    Indemnification agreement between the Registrant and Samuel
                      J. Furrow
 10.40   o      --    Indemnification agreement between the Registrant and Robert
                      F. Koppel
 10.41   o      --    Indemnification agreement between the Registrant and Cheryl
                      L. Turnbull
 10.42   p      --    Amended Credit Agreement between the Registrant, Lenders as identified therein and First Tennessee Bank National
                      Association as Administrative Agent
 10.43   q      --    Amended and Restated Credit Agreement dated October 31, 1996 between the Registrant, GOODY'S MS, L.P., and GOODY'S IN,
                      L.P. as borrowers, SYDOOG, Inc., Trebor of TN, Inc. and
                      GOFAMCLO, Inc. as guarantors, Lenders as identified therein and First Tennessee National Bank Association as
                      Administrative Agent
 10.44          --    Indemnification agreement between the Registrant and Irwin
                      L. Lowenstein
 11             --    Statement re computation of per share earnings
 13             --    Registrant's 1996 Annual Report to Shareholders (only those portions specifically incorporated by reference into this
                      Report are to be deemed "filed" with the Securities and
                      Exchange Commission)
 21             --    Subsidiaries of the Registrant
 23             --    Independent Auditors' Consent
 27             --    Financial Data Schedule (for SEC use only)

---------------

a Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 019526).
b Incorporated herein by reference exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 019526).
c Incorporated herein by reference to exhibit of the same number in Registrant's Registration Statement on Form S-1 (Registration No. 33-42738) originally filed on September 13, 1991.
d Incorporated herein by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended January 30, 1993 (File No. 019526).
e Incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on June 24, 1993.
f Incorporated herein by reference to exhibit 4.1 in Registrant's Registration Statement on Form S-8 (Registration No. 333-09595) filed on August 5, 1996.
g Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended October 24, 1992 (File No. 019526).
h Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 1994 (File No. 019526).
i Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended October 29, 1994 (File No. 019526).

j Incorporated herein by reference to exhibit 10.1 in Registrant's Current Report on Form 8-K dated January 5, 1995 (File No. 019526).
k Incorporated herein by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 019526).
l Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995 (File No. 019526).
m Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 019526).
n Incorporated herein by reference to exhibit 4 in Registrant's Registration Statement on Form S-8 (Registration No. 333-00052) originally filed on January 4, 1996.
o Incorporated herein by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 019526).
p Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996 (File No. 019526).
q Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996 (File No. 019526).

(B) FORMS 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Goody's Family Clothing, Inc.

                                          By:     /s/ ROBERT M. GOODFRIEND
                                            ------------------------------------
                                                    Robert M. Goodfriend
                                                 Chairman of the Board and
                                                  Chief Executive Officer

April 30, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                      DATE
                        ----                                        -----                      ----

By:           /s/ ROBERT M. GOODFRIEND               Chairman of the Board and Chief      April 30, 1997
   -----------------------------------------------       Executive Officer
                Robert M. Goodfriend

By:               /s/ HARRY M. CALL                  Director, President and Chief        April 30,1997
   -----------------------------------------------       Operating Officer
                    Harry M. Call

By:             /s/ EDWARD R. CARLIN                 Executive Vice President, Chief      April 30, 1997
   -----------------------------------------------       Financial Officer and
                  Edward R. Carlin                       Secretary (Principal Financial
                                                         Officer)

By:               /s/ DAVID G. PEEK                  Corporate Controller and Chief       April 30, 1997
   -----------------------------------------------       Accounting Officer (Principal
                    David G. Peek                        Accounting Officer)

By:            /s/ IRWIN L. LOWENSTEIN               Director                             April 30, 1997
   -----------------------------------------------
                 Irwin L. Lowenstein

By:             /s/ SAMUEL J. FURROW                 Director                             April 30, 1997
   -----------------------------------------------
                  Samuel J. Furrow

By:             /s/ ROBERT F. KOPPEL                 Director                             April 30, 1997
   -----------------------------------------------
                  Robert F. Koppel

By:            /s/ CHERYL L. TURNBULL                Director                             April 30, 1997
   -----------------------------------------------
                 Cheryl L. Turnbull