Form 10-Q
period 1997-05-03
GOODYS FAMILY CLOTHING INC /TN
filed 1997-06-16
CIK 879123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                May 3, 1997
                               --------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                       Common Stock, no par value, 16,226,182 shares outstanding as of June 10, 1997.

                          Goody's Family Clothing, Inc.
                               Index to Form 10-Q
                                   May 3, 1997



Part I - Financial Information:

     Item 1 - Financial Statements

         Consolidated Statements of Operations............................   3

         Consolidated Balance Sheets......................................   4

         Consolidated Statements of Cash Flows............................   5

         Notes to Consolidated Financial Statements.......................   6

         Independent Accountants' Review Report...........................   7

     Item 2 - Management's Discussion and Analysis of Financial Condition and
                Results of Operations..................................   8-10


Part II - Other Information..............................................   11
          -----------------

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  (a)  Exhibits
     Item 6.  (b)  Reports on Form 8-K


Signatures................................................................  12

PART 1 - FINANCIAL INFORMATION

-------------------------------------------------------------------------------

Item 1  -  Financial Statements

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)


                                                                                    ----------------------------------------
                                                                                             Thirteen Weeks Ended
                                                                                    ----------------------------------------
                                                                                       May 3, 1997           May 4, 1996
                                                                                    -------------------    -----------------
                                                                                       (unaudited)           (unaudited)


Sales                                                                                      $190,057              $150,766
Cost of sales and occupancy expenses                                                        135,080               108,121
                                                                                  -----------------     -----------------
     Gross profit                                                                            54,977                42,645

Selling, general and administrative expenses                                                 47,245                39,275
                                                                                  -----------------     -----------------
     Earnings from operations                                                                 7,732                 3,370

Interest expense                                                                                125                    87
Investment income                                                                               486                   272
                                                                                  -----------------     -----------------
     Earnings before income taxes                                                             8,093                 3,555

Provision for income taxes                                                                    3,035                 1,351
                                                                                  -----------------     -----------------

Net earnings                                                                                 $5,058                $2,204
                                                                                  -----------------     -----------------

Earnings per common share                                                                     $0.30                 $0.14
                                                                                  =================     =================

Weighted average common shares outstanding                                                   16,629                16,125
                                                                                  =================     =================



See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)


                                                                      ------------    ----------------      ------------
                                                                      May 3, 1997     February 1, 1997       May 4, 1996
                                                                       (unaudited)                          (unaudited)
                                                                      ------------    ----------------      ------------


ASSETS
Current Assets
   Cash and cash equivalents                                                $29,579           $43,316            $22,901
   Investments                                                                1,461             1,453              1,403
   Inventories                                                              142,315           107,495            111,209
   Accounts receivable and other current assets                              13,152             9,689              9,725
                                                                    ---------------     -------------     --------------
        Total current assets                                                186,507           161,953            145,238
Property and equipment, net                                                  88,850            88,955             86,458
Other assets                                                                  3,445             3,439              3,438
                                                                    ---------------     -------------     --------------

Total assets                                                               $278,802          $254,347           $235,134
                                                                     ==============     =============     ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                         $95,477           $75,900            $86,303
   Accrued expenses                                                          36,546            34,841             26,989
   Income taxes payable                                                       4,063             6,957              2,164
   Current portion of long- term debt                                           239               239                217
                                                                     --------------     -------------     --------------
        Total current liabilities                                           136,325           117,937            115,673
Long-term debt                                                                  871               871              1,110
Other long-term liabilities                                                   2,621             2,578              2,290
Deferred income taxes                                                         9,552             9,385              7,982
                                                                     --------------     -------------     --------------
        Total liabilities                                                   149,369           130,771            127,055
                                                                     --------------     -------------     --------------

Commitments and Contingencies

Shareholders' Equity
  Preferred stock $1.00 par value;
    Authorized  2,000,000  shares;  issued and outstanding - none Class B Common stock no par value;
    Authorized - 50,000,000  shares;  issued and outstanding - none Common stock no par value; authorized - 50,000,000 shares
    Issued - 16,421,982, 16,364,832 and 16,325,212 shares
    Outstanding - 16,221,982, 16,164,832 and 16,125,212 shares              27,016            26,466             26,040
  Paid-in capital                                                            3,508             3,259              3,135
  Retained earnings                                                        102,011            96,953             82,006
  Treasury stock, at cost - 200,000 shares                                  (3,102)           (3,102)            (3,102)
                                                                   ---------------     -------------      -------------
       Total shareholders' equity                                          129,433           123,576            108,079
                                                                   ---------------     -------------      -------------

Total liabilities and shareholders' equity                                $278,802          $254,347           $235,134
                                                                   ===============     =============      =============




See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)


                                                                                    ----------------------------------------
                                                                                             Thirteen Weeks Ended
                                                                                    ----------------------------------------
                                                                                       May 3, 1997           May 4, 1996
                                                                                    ------------------    ------------------
                                                                                       (unaudited)           (unaudited)


Cash Flows from Operating Activities:
Net earnings                                                                                 $5,058                $2,204
Adjustments to reconcile net earnings to net cash
provided by operating activities:
     Depreciation and amortization                                                            2,614                 2,290
     Net loss on asset disposals and write-down                                                 141                    42
     Changes in assets and liabilities:
         Inventories                                                                        (34,820)              (32,942)
         Accounts payable                                                                    17,187                21,373
         Income taxes                                                                        (3,543)                  709
         Other assets & liabilities                                                            (173)                2,750
                                                                                  -----------------     -----------------
             Cash used in operating activities                                              (13,536)               (3,574)
                                                                                  -----------------     -----------------

Cash Flows from Investing Activities:
     Acquisitions of property and equipment                                                  (2,654)               (3,133)
     Proceeds from sale of property and equipment                                                 4                    58
                                                                                  -----------------     -----------------
           Cash used in investing activities                                                 (2,650)               (3,075)
                                                                                  -----------------     -----------------

Cash Flows from Financing Activities:
     Exercise of stock options                                                                  550                    -
     Changes in cash management accounts                                                      1,899                (3,437)
                                                                                  -----------------     -----------------
           Cash provided by (used in) financing activities                                    2,449                (3,437)
                                                                                  -----------------     -----------------

Cash and cash equivalents:
Net decrease for the period                                                                 (13,737)              (10,086)
Balance, beginning of period                                                                 43,316                32,987
                                                                                  -----------------     -----------------

Balance, end of period                                                                      $29,579               $22,901
                                                                                  =================     =================


Supplemental Disclosures:
    Interest payments                                                                           $89                   $50
    Income tax payments                                                                      $6,631                  $868



See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1)  Unaudited financial information

In  the  opinion  of  the  Company's  management,   the  accompanying  unaudited
consolidated financial statements of Goody's Family Clothing, Inc. and subsidiaries (the "Company") include all adjustments, consisting primarily of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's 1996 Annual Report on Form 10-K.

(2)  Credit arrangements

The Company has a credit agreement with a consortium of banks for an unsecured revolving line of credit which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to $100,000,000. On May 16, 1997, the Company amended its credit agreement to increase its unsecured revolving line of credit to $120,000,000 and extend its expiration date to May 31, 1999. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin, as defined, (ii) letter of credit fees based on the number of days a letter of credit is outstanding times the applicable fee and (iii) an annual commitment fee payable quarterly in advance. The terms of this credit facility require, among other things, maintenance of minimum levels of shareholders' equity and compliance with certain financial ratios and place restrictions on additional indebtedness, asset disposals, investments, capital expenditures and payment of dividends.

(3)  Earnings per share

Weighted average common shares outstanding for the first quarter of fiscal 1997 includes common equivalent shares to account for the dilutive effect of stock options. Common equivalent shares were not materially dilutive in the first quarter of fiscal 1996 and therefore were not included in the earnings per share computations for such period.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This Statement establishes new standards for computing and presenting earnings per share ("EPS") information. SFAS No. 128 simplifies the computation of earnings per share currently required by Accounting Principles Board Opinion No. 15, "Earnings per Share" and its related interpretations. The new Statement replaces the presentation of "primary" (and when required "fully diluted") earnings per share with "basic" and "diluted" earnings per share. This new Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company's computation of basic and diluted EPS under SFAS No. 128 for the thirteen-week periods ended May 3, 1997 and May 4, 1996 will not be materially different than EPS currently reported for those periods.

(4)  Reclassifications

Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders of
Goody's Family Clothing, Inc.
Knoxville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of May 3, 1997 and May 4, 1996 and the related consolidated statements of operations and cash flows for the thirteen-week periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the condensed consolidated balance sheet of Goody's Family Clothing, Inc. and subsidiaries as of February 1, 1997, and the related condensed consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 1997 is fairly stated, in all material respects, in relation to the condensed consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
May 19, 1997

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

During the first quarter of fiscal 1997, the Company opened seven new stores, relocated two stores and closed one store, bringing the total number of stores in operation at quarter end to 209, compared with 193 at the end of the first quarter of fiscal 1996. In the corresponding period of the previous fiscal year, nine new stores were opened and one store was relocated.

Net earnings for the first quarter of fiscal 1997 were $5,058,000, or 2.7% of sales, compared with $2,204,000, or 1.5% of sales, for the first quarter of fiscal 1996.

Results of Operations

The following table sets forth unaudited results of operations as a percent of sales for the periods indicated:

                                                                        -------------------------------
                                                                              Thirteen Weeks Ended
                                                                        May 3, 1997         May 4, 1996
                                                                        -------------------------------

    Sales                                                                   100.0%            100.0%
    Cost of  sales and occupancy expenses                                    71.1              71.7
                                                                          -------           -------
    Gross profit                                                             28.9              28.3
    Selling, general and administrative expenses                             24.8              26.0
                                                                          -------           -------
    Earnings from operations                                                  4.1               2.3
    Interest expense                                                          0.1               0.1
    Investment income                                                         0.3               0.2
                                                                          --------          -------
    Earnings before income taxes                                              4.3               2.4
    Provision for income taxes                                                1.6               0.9
                                                                          --------          -------
    Net earnings                                                              2.7%             1.5%
                                                                          ========          =======


Sales - Sales for the first quarter of fiscal 1997 were $190,057,000, a 26.1% increase over the $150,766,000 for the first quarter of fiscal 1996. This increase of $39,291,000 consisted of (i) a 14.9% increase in comparable store sales of $21,598,000 from the corresponding period of the previous fiscal year and (ii) additional sales from new and transition stores of $17,693,000. Sales for the quarter were driven by favorable customer reaction to certain brand-name and private label merchandise as well as strong promotions of spring and summer fashion merchandise.

Gross Profit - Gross profit for the first quarter of fiscal 1997 was $54,977,000, or 28.9% of sales, a $12,332,000 increase over the $42,645,000, or
28.3% of sales, in gross profit for the first quarter of the previous fiscal year. The 0.6% increase in gross profit, as a percent of sales, consists of (i) a decrease in cost of sales by 0.3% as a result of well-positioned inventories at the beginning of fiscal 1997 which allowed the Company to realize higher gross margins and (ii) a decrease in occupancy costs by 0.3% due to the excellent sales for the quarter.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the first quarter of fiscal 1997 were $47,245,000, or 24.8% of sales, an increase of $7,970,000 from $39,275,000, or 26.0% of sales, for the first quarter of the previous fiscal year. Selling, general and administrative expenses decreased by 1.2%, as a percent of sales, for the first quarter of fiscal 1997 compared with the first quarter of the previous fiscal year and is comprised of (i) a 0.1% decrease in payroll expenses, (ii) a 0.9% decrease in advertising and promotional expenses and (iii) a 0.2% decrease in depreciation and amortization expenses.

Interest Expense - Interest expense for the first quarter of fiscal 1997 increased by $38,000 compared with the first quarter of the previous fiscal year.

Investment Income - Investment income for the first quarter of fiscal 1997 increased by $214,000 compared with the first quarter of the previous fiscal year primarily as a result of an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the first quarter of fiscal 1997 was $3,035,000, for an effective tax rate of 37.5% of earnings before income taxes, compared with $1,351,000, for an effective tax rate of 38% of earnings before income taxes, for the first quarter of the previous fiscal year. The decrease in the effective tax rate is primarily due to a decrease in the overall effective state income tax rate.

Liquidity and Capital Resources

Financial Position - The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit agreement with a consortium of banks. At May 3, 1997, the Company's working capital was $50,182,000 compared with $29,565,000 at May 4, 1996. At the end of the first quarter of fiscal 1997 compared with the first quarter of the previous fiscal year, (i) cash, cash equivalents and investment securities increased by $6,736,000 and property and equipment increased by $2,392,000 and
(ii) inventories and accounts payable increased by $31,106,000 and $9,174,000, respectively, in anticipation of the summer selling season as well as an increase in the number of stores and a strategic build-up of primarily basic inventory items. Trade payables, as a percent of inventories, were 67.1% at May 3, 1997 compared with 77.6% at May 4, 1996.

At May 3, 1997, the Company had an unsecured revolving line of credit from a consortium of banks which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to $100,000,000. On May 16, 1997, the Company amended its credit agreement to increase its unsecured line of credit to $120,000,000 and extend its expiration date to May 31, 1999. At May 3, 1997, the Company had no cash borrowings under this credit facility and $62,035,000 was in use for outstanding letters of credit compared with no cash borrowings and $24,163,000 utilized for outstanding letters of credit at May 4, 1996. In addition, there were no cash borrowings during the first quarter of fiscal 1997 and 1996, respectively. Letters of credit outstanding averaged $38,571,000 during the first quarter of fiscal 1997 compared with $15,884,000 during the corresponding period of the previous fiscal year. The highest balance of letters of credit outstanding during the first quarter of fiscal 1997 and 1996 was $62,035,000 (in May 1997) and $24,316,000
(in May 1996), respectively. See Note 2 to Notes to Financial Statements.

Cash Flows - Operating activities used cash of $13,536,000 in the first quarter of fiscal 1997 compared with $3,574,000 in the first quarter of the previous fiscal year. Cash used in operating activities during the first quarter of fiscal 1997 for seasonal inventory increases was $34,820,000 compared with $32,942,000 for the first quarter of the previous fiscal year. Accounts payable provided cash of $17,187,000 in the first quarter of fiscal 1997 compared with $21,373,000 for the first quarter of the previous fiscal year. Depreciation and amortization amounted to $2,614,000 in the first quarter of fiscal 1997 compared with $2,290,000 for the first quarter of the previous fiscal year.

Cash flows from investing activities for the first quarter of fiscal 1997 reflected a net use of cash amounting to $2,650,000 compared with $3,075,000 for the first quarter of the previous fiscal year. The cash was used primarily to fund capital expenditures incurred relating to new stores opened during the first quarter of fiscal 1997 and 1996.

Cash provided by financing activities for the first quarter of fiscal 1997 was $2,449,000 compared with cash used by financing activities of $3,437,000 for the first quarter of the previous fiscal year. The cash management program used by the Company provided cash of $1,899,000 in the first quarter of fiscal 1997 compared with cash used of $3,437,000 in the corresponding period of the previous fiscal year. During the first quarter of fiscal 1997, the Company received $550,000 from the issuance of common stock on the exercise of stock options.

Outlook - The Company plans to open 15 to 17 new stores, relocate seven stores and expand or remodel three stores during the remainder of fiscal 1997, bringing the total number of stores in operation at the end of fiscal 1997 to approximately 224. Management estimates that capital expenditures of approximately $20,300,000 will be required to open new stores, upgrade existing stores, purchase computer systems and equipment and for other capital expenditure requirements for the remainder of fiscal 1997.

The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that cash flows from operations, including credit terms from vendors, and the borrowings available under its credit facility will be sufficient to meet the Company's operating and capital expenditure requirements.

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, plans and estimates and involve material risks and uncertainties including, but not limited to, customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company, the effectiveness of planned advertising and promotional events, the impact of competitors' pricing, individual store performance, including new stores, adverse weather conditions, and the general economic conditions within the Company's markets. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's other filings with the Securities and Exchange Commission.

Seasonality and Inflation

The Company's business is seasonal by nature. The Christmas season (beginning on the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning approximately the first week of August and continuing through the first week of September) and the Easter season (beginning approximately two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 35.5% of the Company's annual sales, based on the Company's last three fiscal years ended February 1, 1997. In general, sales volume varies directly with customer traffic, which is heaviest during the third and fourth quarters of a fiscal year.

The Company does not believe inflation has had a material effect on its results of operations during the past three fiscal years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings  -  None
----------------------------

Item 2. -  Changes in Securities  -  None

Item 3.  -  Defaults Upon Senior Securities  -  None

Item 4.  -  Submission of Matters to a Vote of Security Holders  -  None
---------------------------------------------------------------

Item 5.  -  Other Information  - None



Item 6.  -  Exhibits and Reports on Form 8-K
        a)   Exhibits -
              10.45 Amended Agreement dated May 16, 1997 between the Registrant, GOODY's MS, L.P. and GOODY's IN, L.P.
                      as borrowers, TREBOR of TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. as guarantors, Lenders as identified therein and First Tennessee Bank National Association as Administrative Agent

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



                          GOODY'S FAMILY CLOTHING, INC.
                                                  (Registrant)




             Date:    June 10, 1997               /s/ Harry M. Call
                                                  ---------------------
                                                  Harry M. Call
                                                  Director, President and
                                                  Chief Operating Officer



             Date:    June 10, 1997               /s/ Edward R. Carlin
                                                  -----------------------
                                                  Edward R. Carlin
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Secretary
                                                  (Principal Financial Officer)


             Date:    June 10, 1997               /s/ David G. Peek
                                                  ---------------------
                                                  David G. Peek
                                                  Corporate Controller and
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)