Form 10-Q
period 1997-08-02
GOODYS FAMILY CLOTHING INC /TN
filed 1997-08-25
CIK 879123

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                           ----------------------

                                  FORM 10-Q

(Mark One)
 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                August 2, 1997
                               -----------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                     Common Stock, no par value, 16,295,407 shares outstanding as of August 12, 1997.

                          Goody's Family Clothing, Inc.
                               Index to Form 10-Q
                                 August 2, 1997



Part I - Financial Information:

     Item 1 - Consolidated Financial Statements

         Consolidated Statements of Operations........................   3

         Consolidated Balance Sheets..................................   4

         Consolidated Statements of Cash Flows........................   5

         Notes to Consolidated Financial Statements...................   6 - 7

         Independent Accountants' Review Report.......................   8

     Item 2 - Management's Discussion and Analysis of Financial Condition and
                Results of Operations.................................   9-12


Part II - Other Information...........................................   13
          -----------------

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  (a)  Exhibits
     Item 6.  (b)  Reports on Form 8-K


Signatures.............................................................  14

PART 1 - FINANCIAL INFORMATION

----------------------------------------------------------------------------

Item 1  - Consolidated Financial Statements

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Operations - Unaudited
(In thousands, except per share amounts)

                                                     Thirteen                            Twenty-six
                                                  Weeks Ended                           Weeks Ended
                                           August 2,           August 3,          August 2,         August 3,
                                             1997                1996               1997               1996
                                          -------------      ------------       -------------     ---------


Sales                                       $  212,206         $  183,411         $  402,263        $  334,177
Cost of sales and occupancy expenses           154,036            138,174            289,116           246,295
                                          ------------       ------------       ------------      ------------
     Gross profit                               58,170             45,237            113,147            87,882

Selling, general and administrative
  expenses                                      49,800             43,235             97,045            82,510
                                          ------------       ------------       ------------      ------------
     Earnings from operations                    8,370              2,002             16,102             5,372

Interest expense                                    94                193                219               280
Investment income                                  392                388                878               660
                                          ------------       ------------       ------------      ------------
     Earnings before income taxes                8,668              2,197             16,761             5,752

Provision for income taxes                       3,250                835              6,285             2,186
                                          ------------       ------------       ------------      ------------
Net earnings                                $    5,418         $    1,362         $   10,476        $    3,566
                                          ============       ============       ============      ============

Earnings per common share                   $     0.32         $     0.08         $     0.62        $     0.22
                                          ============       ============       ============      ============

Weighted average common
    shares outstanding                          16,932             16,126             16,895            16,126
                                          ============       ============       ============      ============














See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                               August 2,          February 1,        August 3,
                                                                 1997                1997               1996
                                                              (unaudited)                           (unaudited)

ASSETS
Current Assets
   Cash and cash equivalents                                   $   41,667          $   43,316        $   19,631
   Investments                                                      1,512               1,453             1,410
   Inventories                                                    153,653             107,495           141,610
   Accounts receivable and other current assets                    15,836               9,689            13,606
                                                             ------------        ------------      ------------
   Total current assets                                           212,668             161,953           176,257
Property and equipment, net                                        90,355              88,955            90,203
Other assets                                                        3,200               3,439             3,455
                                                             ------------        ------------      ------------

   Total assets                                                $  306,223          $  254,347        $  269,915
                                                             ============        ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                           $  118,530          $   75,900      $    116,220
    Accrued expenses                                               38,136              34,841            32,175
    Income taxes payable                                               -                6,957                -
    Current portion of long- term debt                                239                 239               217
                                                             ------------       -------------    --------------
    Total current liabilities                                     156,905             117,937           148,612
Long-term debt                                                        871                 871             1,110
Other long-term liabilities                                         2,639               2,578             2,211
Deferred income taxes                                               9,668               9,385             8,515
                                                             ------------       -------------    --------------
    Total liabilities                                             170,083             130,771          160,448
                                                             ------------       -------------    -------------

Commitments and Contingencies


Shareholders' Equity
    Preferred stock $1.00 par value;
      Authorized - 2,000,000 shares; issued
        and outstanding - none
    Class B Common stock no par value;
    Authorized - 50,000,000 shares; issued
        and outstanding - none
    Common stock no par value;
      Authorized - 50,000,000 shares;
      Issued - 16,495,107, 16,364,832 and 16,328,012 shares;
      Outstanding - 16,295,107, 16,164,832
        and 16,128,012 shares                                      27,662              26,466            26,066
Paid-in capital                                                     4,151               3,259             3,135
Retained earnings                                                 107,429              96,953            83,368
Treasury stock, at cost - 200,000 shares                           (3,102)             (3,102)           (3,102)
                                                             ------------        ------------      ------------
         Total shareholders' equity                               136,140             123,576           109,467
                                                             ------------        ------------      ------------

Total liabilities and shareholders' equity                     $  306,223          $  254,347        $  269,915
                                                             ============        ============      ============

See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc.  and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited
(In thousands)


                                                                                   Twenty-six Weeks Ended
                                                                                  August 2,          August 3,
                                                                                    1997                1996
                                                                                 ------------       --------


Cash Flows from Operating Activities
     Net earnings                                                                    $ 10,476           $ 3,566
     Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization                                                  5,522             4,690
         Net loss on asset disposals and write-down                                       488               659
         Changes in assets and liabilities:
             Inventories                                                              (46,159)          (63,343)
             Accounts payable                                                          33,634            52,292
             Income taxes                                                              (7,824)           (1,467)
             Other assets & liabilities                                                  (315)            2,189
                                                                                 -------------    -------------
                 Cash used in operating activities                                     (4,178)          (1,414)
                                                                                 ------------     ------------

Cash Flows from Investing Activities
     Acquisitions of property and equipment                                            (7,414)           (9,963)
     Proceeds from sale of property and equipment                                           4               126
                                                                                 ------------      ------------
                 Cash used in investing activities                                     (7,410)           (9,837)
                                                                                 ------------     -------------

Cash Flows from Financing Activities
     Exercise of Stock Options                                                          1,196                24
     Changes in cash management accounts                                                8,743            (2,129)
                                                                                 ------------      ------------
                  Cash provided by (used in) financing activities                       9,939            (2,105)
                                                                                 ------------      ------------

Cash and cash equivalents
Net decrease for the period                                                            (1,649)          (13,356)
Balance, beginning of period                                                           43,316            32,987
                                                                                 ------------      ------------
Balance, end of period                                                             $   41,667        $   19,631
                                                                                 ============      ============

Supplemental Disclosures
     Interest payments                                                             $      151        $      205
     Income tax payments                                                           $   14,163        $    3,889








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

(2)  Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  Credit Arrangements

The Company has a credit agreement with a consortium of banks for an unsecured revolving line of credit which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to $120,000,000 and which expires on May 31, 1999. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin, as defined, (ii) letter of credit fees based on the number of days a letter of credit is outstanding times the applicable fee and (iii) an annual commitment fee payable quarterly in advance. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments, capital expenditures and payment of dividends.

(4)  Earnings per share

Weighted average common shares outstanding for the thirteen and twenty-six weeks ended August 2, 1997 include common equivalent shares to account for the dilutive effect of stock options. Common equivalent shares were not materially dilutive in the thirteen week and twenty-six weeks ended August 3, 1996 and therefore were not included in the earnings per share computations for those periods.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This Statement establishes new standards for computing and presenting earnings per share ("EPS") information. SFAS No. 128 simplifies the computation of earnings per share currently required by Accounting Principles Board Opinion No. 15, "Earnings per Share" and its related interpretations. The new Statement replaces the presentation of "primary" and, when required, "fully diluted" earnings per share with "basic" and "diluted" earnings per share. This new Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company's computation of basic and diluted EPS under SFAS No. 128 for the thirteen week and twenty-six week periods ended August 2, 1997 and August 3, 1996 will not be materially different than EPS currently reported for those periods.

(5)  Recent Accounting Pronouncements

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," were issued and are effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effects these
statements  will  have  on  its  financial  reporting  and  disclosures.   These
statements will have no effect on the Company's results of operations or financial position.

(6)  Reclassifications

Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying condensed consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of August 2, 1997 and August 3, 1996, and the related condensed consolidated statements of operations and cash flows for the thirteen and twenty-six week periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Goody's Family Clothing, Inc. and subsidiaries as of February 1, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
Atlanta, Georgia
August 21, 1997

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

Results of Operations

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

                                                             Thirteen                    Twenty-six
                                                           Weeks Ended                 Weeks Ended
                                                      August 2,    August 3,        August 2,   August 3,
                                                       1997           1996          1997          1996
                                                   ------------   -----------    -----------   -------

    Sales                                            100.0%          100.0%        100.0%        100.0%
    Cost of  sales and occupancy expenses             72.6            75.3          71.9          73.7
                                                     -----           -----         -----         -----
    Gross profit                                      27.4            24.7          28.1          26.3
    Selling, general and administrative expenses      23.5            23.6          24.1          24.7
                                                     -----           -----         -----         -----
    Earnings from operations                           3.9             1.1           4.0           1.6
    Interest expense                                     -             0.1           -             0.1
    Investment income                                  0.2             0.2           0.2           0.2
                                                     -----           -----         -----         -----
    Earnings before income taxes                       4.1             1.2           4.2           1.7
    Provision for income taxes                         1.5             0.5           1.6           0.6
                                                     -----           -----         -----         -----
    Net earnings                                       2.6%            0.7%          2.6%          1.1%
                                                     =====           =====         =====         =====


Thirteen Weeks Ended August 2, 1997 Compared with Thirteen Weeks Ended August 3, 1996

Overview - During the second quarter of fiscal 1997, the Company opened four new stores, relocated two stores and closed one store, bringing the total number of stores in operation at August 2, 1997 to 212, compared with 194 at August 3, 1996. During the corresponding period of the previous fiscal year, the Company opened one new store and relocated three stores. Net earnings for the second quarter of fiscal 1997 were $5,418,000, or 2.6% of sales, compared with $1,362,000, or 0.7% of sales, for the second quarter of fiscal 1996.

Sales - Sales for the second quarter of fiscal 1997 were $212,206,000, a 15.7% increase over the $183,411,000 in sales for the second quarter of fiscal 1996. This increase of $28,795,000 consisted of (i) a 7.3% increase in comparable store sales of $12,332,000 over the corresponding period of the previous fiscal year and (ii) additional sales from new and transition stores of $16,463,000. Sales for the quarter were driven by continuing customer acceptance of certain brand-name and private label merchandise.

Gross Profit - Gross profit for the second quarter of fiscal 1997 was $58,170,000, or 27.4% of sales, a $12,933,000 increase over the $45,237,000 in gross profit, or 24.7% of sales, generated for the second quarter of the previous fiscal year. The 2.7% increase in gross profit, as a percent of sales, in the second quarter of fiscal 1997 compared with the second quarter of fiscal 1996 resulted primarily from well-positioned inventories at the beginning of the quarter, better inventory management and control and customer acceptance of certain key merchandise items, including private label merchandise.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the second quarter of fiscal 1997 were $49,800,000, or 23.5% of sales, an increase of $6,565,000 from $43,235,000, or 23.6% of sales, for the second quarter of fiscal 1996. The 0.1% decrease in selling, general and administrative expenses, as a percent of sales, in the second quarter of fiscal 1997 compared with the second quarter of fiscal 1996 resulted from (i) a 0.2% decrease in advertising and promotional expenses and (ii) a 0.5% decrease in other selling, general and administrative expenses, which were offset by (a) a 0.5% increase in payroll expenses and (b) a 0.1% increase in depreciation and amortization expenses. Selling, general and administrative expenses for the second quarter of fiscal 1996 included a provision of $691,000, or 0.4% as a percent of sales, in connection with the early termination of a lease of one of the Company's stores which closed in August 1996.

Interest Expense - Interest expense for the second quarter of fiscal 1997 decreased $99,000 compared with the second quarter of the previous fiscal year primarily because the Company had no borrowings under its credit agreement during the second quarter of fiscal 1997.

Investment Income - Investment income for the second quarter of fiscal 1997 was $392,000 compared with $388,000 for the second quarter of the previous fiscal year.

Income Taxes - The provision for income taxes for the second quarter of fiscal 1997 was $3,250,000, an effective tax rate of 37.5% of earnings before income taxes, compared with $835,000, an effective tax rate of 38.0% of earnings before income taxes, for the second quarter of the previous fiscal year. The decrease in the overall effective tax rate is primarily due to a reduction in the combined effective state income tax rate.

Twenty-Six Weeks Ended August 2, 1997 Compared with Twenty-Six Weeks Ended August 3, 1996

Overview - During the twenty-six weeks ended August 2, 1997, the Company opened 11 new stores, relocated four stores and closed two stores, bringing the total number of stores in operation at August 2, 1997 to 212, compared with 194 at August 3, 1996. During the corresponding period of the previous fiscal year, the Company opened 10 new stores, relocated four stores and remodeled one store. Net earnings for the twenty-six weeks ended August 2, 1997 were $10,476,000, or 2.6% as a percent of sales, compared with $3,566,000, or 1.1% as a percent of sales, for the twenty-six weeks ended August 3, 1996.

Sales - Sales for the twenty-six weeks ended August 2, 1997 were $402,263,000, a 20.4% increase over the $334,177,000 in sales for the corresponding period of the previous fiscal year. This increase of $68,086,000 consisted of (i) a 10.9% increase in comparable store sales of $33,881,000 over the sales for the corresponding period of the previous fiscal year and (ii) additional sales from new and transition stores of $34,205,000. Sales for the twenty-six weeks ended August 2, 1997 were driven by continuing customer acceptance of certain brand-name and private label merchandise.

Gross Profit - Gross profit for the twenty-six weeks ended August 2, 1997 was $113,147,000, or 28.1% of sales, a $25,265,000 increase over the $87,882,000 in gross profit, or 26.3% of sales, generated for the corresponding period of the previous fiscal year. The 1.8% increase in gross profit, as a percent of sales, for the twenty-six weeks ended August 2, 1997 compared with the twenty-six weeks ended August 3, 1996 resulted from (i) a 1.6% increase in gross margins as a result of better inventory management and control and continuing customer acceptance of certain key merchandise items, including private label merchandise, and (ii) a 0.2% decrease in occupancy costs resulting from leverage achieved from higher sales.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the twenty-six weeks ended August 2, 1997 were $97,045,000, or 24.1% of sales, an increase of $14,535,000 from $82,510,000, or
24.7% of sales, for the corresponding period of the previous fiscal year. The 0.6% decrease in selling, general and administrative expenses, as a percent of sales, for the twenty-six weeks ended August 2, 1997 compared with the twenty-six weeks ended August 3, 1996 resulted from (i) a 0.5% decrease in advertising and promotional expenses and (ii) a 0.3% decrease in other selling, general and administrative expenses, which were offset by a 0.2% increase in payroll expenses. Selling, general and administrative expenses for the twenty-six weeks ended August 3, 1996 included a provision of $691,000, or 0.2% as a percent of sales, in connection with the early termination of a lease of one of the Company's stores which closed in August 1996.

Interest Expense - Interest expense for the twenty-six weeks ended August 2, 1997 decreased by $61,000 compared with the corresponding period of the previous fiscal year primarily because the Company had no borrowings under its credit agreement during the twenty-six weeks ended August 2, 1997.

Investment Income - Investment income for the twenty-six weeks ended August 2, 1997 was $878,000 compared with $660,000 for the corresponding period of the previous fiscal year. The increase in investment income is primarily due to an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the twenty-six weeks ended August 2, 1997 was $6,285,000, an effective tax rate of 37.5% of earnings before income taxes, compared with $2,186,000, an effective tax rate of 38.0% of earnings before income taxes, for the corresponding period of the previous fiscal year. The decrease in the overall effective tax rate is primarily due to a reduction in the combined effective state income tax rate.

Liquidity and Capital Resources

Financial Position - The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors and borrowings under its credit agreement. At August 2, 1997, the Company's working capital was $55,763,000 compared with $27,645,000 at August 3, 1996. At the end of the twenty-six week period ended August 2, 1997 compared with the corresponding period of the previous year, (i) cash, cash equivalents and investment securities increased $22,138,000, (ii) net property and equipment increased $152,000, (iii) inventories increased $12,043,000 relating primarily to new stores and (iv) accounts payable increased $2,310,000. Trade payables, as a percent of inventories, decreased to 77.1% at August 2, 1997 as compared with 82.1% at August 3, 1996.

At August 2, 1997, the Company had an unsecured revolving line of credit from a consortium of banks, which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to $120,000,000 and which expires on May 31, 1999. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert
M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments, capital expenditures and payment of dividends. See
Note 3 to the Notes to Consolidated Financial Statements. At August 2, 1997, the Company had no cash borrowings under this credit agreement and
$64,466,000 was in use for outstanding letters of credit, compared with no cash borrowings and $36,804,000 utilized for outstanding letters of credit at August 3, 1996. In addition, there were no cash borrowings during the twenty-six weeks ended August 2, 1997 compared with maximum borrowings of $8,000,000 during the twenty-six weeks ended August 3, 1996, which amount was repaid prior to August 3, 1996. Letters of credit outstanding averaged $53,984,000 during the twenty-six weeks ended August 2, 1997 compared with $25,269,000 during the twenty-six weeks ended August 3, 1996. The highest balance of letters of credit outstanding during the twenty-six weeks ended August 2, 1997 was $71,900,000 (in June 1997) compared with $38,783,000 (in July 1996) during the twenty-six weeks ended August 3, 1996.

Cash Flows - Operating activities used cash of $4,178,000 in the twenty-six weeks ended August 2, 1997 compared with $1,414,000 used in the corresponding period of the previous fiscal year. Cash used for increases in inventory during the twenty-six weeks ended August 2, 1997 and August 3, 1996 were $46,159,000 and $63,343,000, respectively. Accounts payable provided cash of $33,634,000 and $52,292,000 in the twenty-six weeks ended August 2, 1997 and August 3, 1996, respectively. Depreciation and amortization expenses were $5,522,000 and $4,690,000 for the twenty-six weeks ended August 2, 1997 and August 3, 1996, respectively.

     Cash flows from investing activities reflected a $7,410,000 and $9,837,000 net use of cash for the twenty-six weeks ended August 2, 1997 and August 3, 1996, respectively. Cash was used primarily to fund capital expenditures for new and relocated stores opened during the first twenty-six weeks of fiscal 1997 and 1996.

Cash provided by financing activities for the twenty-six weeks ended August 2, 1997 was $9,939,000 compared with cash used of $2,105,000 for the corresponding period of the previous fiscal year. Cash management programs maintained by the Company provided cash of $8,743,000 in the twenty-six weeks ended August 2, 1997 compared with cash used of $2,129,000 for the corresponding period of the previous fiscal year. During the twenty-six weeks ended August 2, 1997, the Company received $1,196,000 from the issuance of common stock on the exercise of stock options compared with $24,000 received during the corresponding period of the previous year.

Outlook - The Company plans to open 20 to 24 new stores (including 12 stores opened to date during fiscal 1997), relocate approximately nine stores and expand or remodel approximately seven stores during fiscal 1997. Management estimates that capital expenditures will total approximately $23,000,000 in fiscal 1997 for opening new stores, upgrading existing stores, purchasing computer systems and equipment and for other capital expenditure requirements.

The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating expenses. Management believes that cash flows from operations, including credit terms from vendors and the borrowings available under the credit agreement, will be sufficient to meet the Company's operating and capital expenditure requirements through at least the remainder of fiscal 1997.

Seasonality and Inflation

The Company's business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending the second Saturday after Christmas), the back-to-school season (beginning approximately the second week of August and continuing through the second week of September) and the Easter season (beginning approximately two weeks before Easter Sunday and ending the Saturday preceding Easter) collectively accounted for approximately 36% of the Company's annual sales, based on the Company's last three fiscal years ended February 1, 1997. In general, sales volume varies directly with customer traffic, which is heaviest during the third and fourth quarters of a fiscal year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

Inflation can affect the costs incurred by the Company in the purchase of its merchandise, the leasing of its stores and certain components of its selling, general and administrative expenses. To date, inflation has not adversely affected the Company's business, although there can be no assurance that inflation will not have a material adverse effect in the future.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings  -  None
----------------------------

Item 2. -  Changes in Securities  -  None

Item 3.  -  Defaults Upon Senior Securities  -  None

Item 4.  -  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders (the "Meeting") on June 18, 1997 at which the following matters were submitted to a vote of shareholders.

(a)    Election of Directors

At the Meeting, the following persons were elected as directors of the Company for three year terms expiring at the 2000 Annual Meeting of Shareholders:

Harry M. Call - 14,762,019 shares of common stock were voted in favor of his election; 5,129 shares of common stock were withheld; and 1,423,734 shares of common stock were not voted.

Samuel J. Furrow - 14,761,569 shares of common stock were voted in favor of his election; 5,579 shares of common stock were withheld; and 1,423,734 shares of common stock were not voted.

The other directors of the Company include Robert M. Goodfriend and Robert F. Koppel, whose terms expire at the 1998 Annual Meeting, and Irwin L. Lowenstein and Cheryl L. Turnbull, whose terms expire at the 1999 Annual Meeting.

(b) Approval of the Goody's Family Clothing, Inc. 1997 Stock Option Plan ("1997 Plan")

At the Meeting, the shareholders approved the adoption of the 1997 Plan; 11,612,557 shares of common stock were voted in favor; 1,282,767 shares of common stock were voted against; 18,311 shares of common stock were withheld; 1,853,513 shares of common stock were not voted by brokers; and 1,423,734 shares of common stock were not voted. The adoption of the 1997 Plan allows the Company to reserve 1,000,000 shares of Common Stock for issuance to directors and employees.

(c) Approval of the Goody's Family Clothing, Inc. Short Term Incentive Plan ("Short Term Incentive Plan")

At the Meeting, the shareholders approved the adoption of the Short Term Incentive Plan; 14,713,805 shares of Common Stock were voted in favor; 37,118 shares of Common Stock were voted against; 16,225 shares of Common Stock were withheld; and 1,423,734 shares of common stock were not voted. The adoption of the Short Term Incentive Plan allows the Company to reward its eligible key employees with performance-based compensation.

Item 5.  -  Other Information  - None

Item 6.  -  Exhibits and Reports on Form 8-K
        a)   Exhibits -
              10.46   -    Deferred Compensation Agreement between the
                           Registrant and Robert M. Goodfriend

              10.47   -    Employment letter from the Registrant to Stanley B.
                           Latacha

              15      -    Accountants' Awareness Letter

              27      -    Financial Data Schedule

        b)   Reports on Form 8-K  -  None






                          GOODY'S FAMILY CLOTHING, INC.



                                   SIGNATURES



                    Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  GOODY'S FAMILY CLOTHING, INC.
                                                  (Registrant)




             Date:    August 21, 1997               /s/ Harry M. Call
                    ------------------------        -----------------
                                                    Harry M. Call
                                                    Director, President and
                                                    Chief Operating Officer



             Date:    August 21, 1997               /s/ Edward R. Carlin
                    ------------------------        --------------------
                                                    Edward R. Carlin
                                                    Executive Vice President,
                                                    Chief Financial Officer
                                                    and Secretary
                                                  (Principal Financial Officer)



             Date:    August 21, 1997               /s/ David G. Peek
                    ------------------------        -----------------
                                                    David G. Peek
                                                    Vice President, Corporate
                                                    Controller and
                                                    Chief Accounting Officer
                                                  (Principal Accounting Officer)