Form 10-Q
period 1997-11-01
GOODYS FAMILY CLOTHING INC /TN
filed 1997-12-12
CIK 879123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                November 1, 1997
                               -------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes --x-- No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.
                 Common Stock, no par value, 16,346,958 shares outstanding as of December 5, 1997.

                          Goody's Family Clothing, Inc.
                               Index to Form 10-Q
                     Quarterly Period Ended November 1, 1997



Part I - Financial Information:

     Item 1 - Consolidated Financial Statements

              Consolidated Statements of Operations....................   3

              Consolidated Balance Sheets..............................   4

              Consolidated Statements of Cash Flows....................   5

              Notes to Consolidated Financial Statements...............   6

              Independent Accountants' Review Report...................   7

     Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................   8-11


Part II - Other Information............................................   12
          -----------------

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  (a)  Exhibits
     Item 6.  (b)  Reports on Form 8-K


Signatures..............................................................  13

PART 1 - FINANCIAL INFORMATION

-------------------------------------------------------------------------------

Item 1  - Consolidated Financial Statements

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Operations - Unaudited
(In thousands, except per share amounts)



                                             Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                          November 1,        November 2,        November 1,       November 2,
                                             1997                1996               1997               1996
                                          -------------      ------------       -------------     ---------


Sales                                       $  234,908         $  211,380         $  637,171        $  545,558
Cost of sales and occupancy expenses           172,874            159,197            461,990           405,493
                                          ------------       ------------       ------------      ------------
     Gross profit                               62,034             52,183            175,181           140,065

Selling, general, and administrative
  expenses                                      53,335             46,800            150,380           129,310
                                          ------------       ------------       ------------      ------------
     Earnings from operations                    8,699              5,383             24,801            10,755

Interest expense                                   151                233                370               513
Investment income                                  308                276              1,186               936
                                          ------------       ------------       ------------      ------------
     Earnings before income taxes                8,856              5,426             25,617            11,178

Provision for income taxes                       3,321              2,062              9,606             4,248
                                          ------------       ------------       ------------      ------------
Net earnings                                $    5,535         $    3,364         $   16,011        $    6,930
                                          ============       ============       ============      ============

Earnings per common share                   $     0.33         $    0. 21         $     0.95        $     0.43
                                          ============       ============       ============      ============

Weighted average common
    shares outstanding                          16,976            16, 134            16, 776            16,129
                                          ============       ============       ============      ============














See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                              November 1,         February 1,       November 2,
                                                                 1997                1997               1996
                                                              (unaudited)                           (unaudited)

ASSETS
Current Assets
   Cash and cash equivalents                                   $   28,947          $   43,316        $   25,321
   Investments                                                      1,518               1,453             1,421
   Inventories                                                    215,234             107,495           177,967
   Accounts receivable and other current assets                    17,153               9,689            12,174
                                                             ------------        ------------      ------------
   Total current assets                                           262,852             161,953           216,883
Property and equipment, net                                        96,376              88,955            92,508
Other assets                                                        3,205               3,439             3,442
                                                             ------------        ------------      ------------

Total assets                                                   $  362,433          $  254,347        $  312,833
                                                             ============        ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                           $  134,845          $   75,900      $    124,983
    Accrued expenses                                               46,404              34,841            37,474
    Income taxes payable                                                0               6,957               921
    Current portion of long- term debt                                239                 239               217
                                                             ------------       -------------    --------------
    Total current liabilities                                     181,488             117,937           163,595
Long-term debt                                                     25,871                 871            25,110
Other long-term liabilities                                         2,757               2,578             2,354
Deferred income taxes                                               9,659               9,385             8,867
                                                             ------------       -------------    --------------
    Total liabilities                                             219,775             130,771           199,926
                                                             ------------       -------------    --------------

Commitments and Contingencies


Shareholders' Equity
    Preferred stock $1.00 par value;
      Authorized  -  2,000,000  shares;  issued and  outstanding  - none
    Class B Common stock no par value;
      Authorized - 50,000,000 shares; issued and outstanding - none
    Common stock no par value;
      Authorized - 50,000,000 shares;
      Issued - 16,545,508, 16,364,832 and 16,336,012 shares;
      Outstanding - 16,345,508, 16,164,832 and
         16,136,012 shares                                         28,139              26,466            26,142
    Paid-in capital                                                 4,657               3,259             3,135
    Retained earnings                                             112,964              96,953            86,732
    Treasury stock, at cost - 200,000 shares                       (3,102)             (3,102)           (3,102)
                                                             ------------        ------------      ------------
         Total shareholders' equity                               142,658             123,576           112,907
                                                             ------------        ------------      ------------

Total liabilities and shareholders' equity                     $  362,433          $  254,347        $  312,833
                                                             ============        ============      ============


See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc.  and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

                                                                                   Thirty-nine Weeks Ended
                                                                                 November 1,       November 2,
                                                                                    1997               1996
                                                                                 -------------     --------

Cash Flows from Operating Activities:
     Net earnings                                                                   $  16,011          $  6,930
     Adjustments to reconcile net earnings to net cash used in
     operating activities:
         Depreciation and amortization                                                  8,438             7,280
         Net loss on asset disposals and write-down                                       581               734
         Changes in assets and liabilities:
             Inventories                                                             (107,740)          (99,701)
             Accounts payable                                                          58,609            59,415
             Income taxes                                                              (7,222)              506
             Other assets & liabilities                                                 6,395             9,613
                                                                                 -------------     ------------
                 Cash used in operating activities                                    (24,928)          (15,223)
                                                                                 ------------      -------------

Cash Flows from Investing Activities:
     Acquisitions of property and equipment                                           (16,452)          (15,067)
     Proceeds from sale of property and equipment                                          12               260
                                                                                 -------------     ------------
                 Cash used in investing activities                                    (16,440)          (14,807)
                                                                                 -------------     -------------

Cash Flows from Financing Activities:
     Net advances on long-term debt                                                    25,000            24,000
     Exercise of stock options                                                          1,649                92
     Changes in cash management accounts                                                  350            (1,728)
                                                                                 -------------     -------------
                  Cash provided by financing activities                                26,999            22,364
                                                                                 -------------     ------------

Cash and cash equivalents:
Net decrease for the period                                                           (14,369)           (7,666)
Balance, beginning of period                                                           43,316            32,987
                                                                                 -------------     ------------
Balance, end of period                                                             $   28,947        $   25,321
                                                                                 =============     ============

Supplemental Disclosures:
     Interest payments                                                             $      199        $      362
     Income tax payments                                                               16,857             3,988








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

(3)  Credit Arrangements

     The Company has a credit agreement with a consortium of banks for an unsecured revolving line of credit which provides for both cash borrowings for general corporate purposes and the issuance of letters of credit of up to an aggregate of $120 million which expires on May 31, 1999. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin, (ii) letter of credit fees based on the number of days a letter of credit is outstanding times an applicable fee, and
(iii) an annual commitment fee payable quarterly in advance. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments, capital expenditures, and payment of dividends.

(4)  Earnings per share

Weighted average common shares outstanding for the thirteen and thirty-nine weeks ended November 1, 1997, include common equivalent shares to account for the dilutive effect of stock options. Common equivalent shares were not materially dilutive in the thirteen and thirty-nine weeks ended November 2, 1996, and therefore were not included in the earnings per share computations for such periods.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). This Statement establishes new standards for computing and presenting earnings per share ("EPS") information. SFAS No. 128 simplifies the computation of earnings per share currently required by Accounting Principles Board Opinion No. 15, "Earnings per Share," and its related interpretations. The new Statement replaces the presentation of "primary" and, when required, "fully diluted" earnings per share with "basic" and "diluted" earnings per share. This new Statement will be initially applicable to the Company's financial statements for the thirteen weeks and year ending January 31, 1998; earlier adoption is not permitted. Once adopted, all previously reported EPS information will be restated. The Company's computation of basic and diluted EPS under SFAS No. 128 for the thirteen and thirty-nine weeks ended November 1, 1997, and November 2, 1996, will not be materially different than EPS currently reported for those periods.

 (5) Reclassifications

Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying condensed consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of November 1, 1997, and November 2, 1996, and the related condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine weeks then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Goody's Family Clothing, Inc. and subsidiaries as of February 1, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Atlanta, Georgia
November 18, 1997

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, plans and estimates and involve material risks and uncertainties including, but not limited to, customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company, the effectiveness of planned advertising and promotional events, the impact of competitors' pricing, new store openings, the Company's ability to enter into leases for new store locations, individual store performance, including new stores, adverse weather conditions, employee relations, and the general economic conditions within the Company's markets. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's other filings with the Securities and Exchange Commission.

Results of Operations

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

                                                     Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                                   November 1,    November 2,       November 1,    November 2,
                                                      1997            1996             1997            1996
                                                   ------------   ------------      ------------   --------

    Sales                                              100.0%        100.0%           100.0%           100.0%
    Cost of  sales and occupancy expenses               73.6          75.3             72.5             74.3
                                                   ---------      --------          -------        ---------
    Gross profit                                        26.4          24.7             27.5             25.7
    Selling, general, and administrative expenses       22.7          22.1             23.6             23.7
                                                   ---------      --------          -------        ---------
    Earnings from operations                             3.7           2.6              3.9              2.0
    Interest expense                                     -             0.1              0.1              0.1
    Investment income                                    0.1           0.1              0.2              0.2
                                                   ---------      --------          -------        ---------
    Earnings before income taxes                         3.8           2.6              4.0              2.1
    Provision for income taxes                           1.4           1.0              1.5              0.8
                                                   ---------      --------          -------        ---------
    Net earnings                                         2.4%          1.6%             2.5%             1.3%
                                                   =========      ========          =======        =========

Thirteen Weeks Ended November 1, 1997, Compared with Thirteen Weeks Ended November 2, 1996

     Overview - During the third quarter of fiscal 1997, the Company opened eight new stores, relocated four stores, remodeled two stores and closed two stores, bringing the total number of stores in operation at November 1, 1997, to 218 compared with 197 at November 2, 1996. During the corresponding period of the previous fiscal year, the Company opened four new stores, relocated one store and closed one store. Net earnings for the third quarter of fiscal 1997 were $5,535,000, or 2.4% of sales, compared with $3,364,000, or 1.6% of sales, for the third quarter of fiscal 1996.

Sales - Sales for the third quarter of fiscal 1997 were $234,908,000, an 11.1% increase over the $211,380,000 in sales for the third quarter of fiscal 1996. This increase of $23,528,000 consisted of a 1.6% increase in comparable store sales of $2,982,000 over the corresponding period of the previous fiscal year and additional sales from new and transition stores of $20,546,000. Sales for the quarter were favorably affected by continuing customer acceptance of certain brand-name and private label merchandise.

Gross Profit - Gross profit for the third quarter of fiscal 1997 was $62,034,000, or 26.4% of sales, a $9,851,000 increase over the $52,183,000 in gross profit, or 24.7% of sales, generated for the third quarter of the previous fiscal year. The 1.7% increase in gross profit, as a percent of sales, in the third quarter of fiscal 1997 compared with the third quarter of fiscal 1996 resulted primarily from well-positioned inventories at the beginning of the third quarter of fiscal 1997, better inventory management and control, and a higher sales mix of certain key merchandise items, including private label merchandise, which carry higher gross margins.

Selling, General, and Administrative Expenses - Selling, general, and administrative expenses for the third quarter of fiscal 1997 were $53,335,000, or 22.7% of sales, an increase of $6,535,000 from $46,800,000, or 22.1% of sales, for the third quarter of fiscal 1996. The 0.6% increase in selling, general, and administrative expenses, as a percent of sales, in the third quarter of fiscal 1997 compared with the third quarter of fiscal 1996 resulted from (i) a 0.1% increase in advertising and promotional expenses, (ii) an 0.3% increase in payroll expenses, and (iii) a 0.2% increase in other selling, general, and administrative expenses.

     Interest Expense - Interest expense for the third quarter of fiscal 1997 decreased by $82,000 compared with the third quarter of the previous fiscal year primarily as a result of lower borrowings during the third quarter of fiscal 1997 compared with the third quarter of the previous fiscal year.

Investment Income - Investment income for the third quarter of fiscal 1997 increased by $32,000 compared with the third quarter of the previous fiscal year primarily as a result of an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the third quarter of fiscal 1997 was $3,321,000, an effective tax rate of 37.5% of earnings before income taxes, compared with $2,062,000, an effective tax rate of 38.0% of earnings before income taxes, for the third quarter of the previous fiscal year. The decrease in the overall effective tax rate is primarily due to a reduction in the combined effective state income tax rate.

Thirty-nine Weeks Ended November 1, 1997, Compared with Thirty-nine Weeks Ended November 2, 1996

     Overview - During the thirty-nine weeks ended November 1, 1997, the Company opened 19 new stores, relocated eight stores, remodeled two stores and closed four stores, bringing the total number of stores in operation at November 1, 1997, to 218 compared with 197 at November 2, 1996. During the corresponding period of the previous fiscal year, the Company opened 14 new stores, relocated five stores, remodeled one store and closed one store. Net earnings for the thirty-nine weeks ended November 1, 1997, were $16,011,000, or 2.5% as a percent of sales, compared with $6,930,000, or 1.3% as a percent of sales, for the thirty-nine weeks ended November 2, 1996.

     Sales - Sales for the thirty-nine weeks ended November 1, 1997, were $637,171,000, a 16.8% increase over the $545,558,000 in sales for the corresponding period of the previous fiscal year. This increase of $91,613,000 consisted of a 7.3% increase in comparable store sales of $36,863,000 over the sales for the corresponding period of the previous fiscal year and additional sales from new and transition stores of $54,750,000. Sales for the thirty-nine weeks ended November 1, 1997, were favorably affected by continuing customer acceptance of certain brand-name and private label merchandise.

     Gross Profit - Gross profit for the thirty-nine weeks ended November 1, 1997, was $175,181,000, or 27.5% of sales, a $35,116,000 increase over the
$140,065,000 in gross profit, or 25.7% of sales, generated for the corresponding period of the previous fiscal year. The 1.8% increase in gross profit, as a percent of sales, for the thirty-nine weeks ended November 1, 1997, compared with the thirty-nine weeks ended November 2, 1996, primarily resulted from an increase in gross margins as a result of better inventory management and control and a higher sales mix of certain key merchandise items, including private label merchandise, which carry higher gross margins.

Selling, General, and Administrative Expenses - Selling, general, and administrative expenses for the thirty-nine weeks ended November 1, 1997, were $150,380,000, or 23.6% of sales, an increase of $21,070,000 from $129,310,000, or 23.7% of sales, for the corresponding period of the previous fiscal year. The 0.1% decrease in selling, general, and administrative expenses, as a percent of sales, for the thirty-nine weeks ended November 1, 1997, compared with the thirty-nine weeks ended November 2, 1996, resulted from a 0.2% decrease in advertising and promotional expenses and a 0.1% decrease in other selling, general, and administrative expenses, which were offset by a 0.2% increase in payroll expenses. Selling, general, and administrative expenses for the thirty-nine weeks ended November 2, 1996, included a provision of $691,000, or 0.1% as a percent of sales, in connection with the early termination of a lease of one of the Company's stores which closed in August 1996.

     Interest Expense - Interest expense for the thirty-nine weeks ended November 1, 1997, decreased by $143,000 compared with the corresponding period of the previous fiscal year primarily as a result of lower borrowings during the thirty-nine weeks ended November 1, 1997, compared with the thirty-nine weeks ended November 2, 1996.

     Investment Income - Investment income for the thirty-nine weeks ended November 1, 1997, increased by $250,000 compared with the corresponding period of the previous fiscal year primarily as a result of an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the thirty-nine weeks ended November 1, 1997, was $9,606,000, an effective tax rate of 37.5% of earnings before income taxes, compared with $4,248,000, an effective tax rate of 38.0% of earnings before income taxes, for the corresponding period of the previous fiscal year. The decrease in the overall effective tax rate is primarily due to a reduction in the combined effective state income tax rate.


Liquidity and Capital Resources

     Financial Position - The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors and borrowings under its credit agreement. The Company's working capital was $81,364,000 at November 1, 1997, compared with $53,288,000 at November 2, 1996. At November 1, 1997, compared with November 2, 1996, (i) cash, cash equivalents and investment securities increased $3,723,000, (ii) net property and equipment increased $3,868,000, (iii) inventories increased $37,267,000, and (iv) accounts payable increased $9,862,000. The increase in inventories primarily consists of (i) additional inventories needed for new and transition stores, (ii) the Company's strategic build-up of inventories in various departments and certain other new lines, including Dockers, gifts and decorative home accessories for the upcoming holiday season, (iii) the early receipt of imported holiday merchandise, and
(iv) the advantageous special purchase of spring 1998 merchandise, primarily denim shorts. Trade payables, as a percent of inventories, decreased to 62.7% at November 1, 1997, compared with 70.2% at November 2, 1996.

     At November 1, 1997, the Company had an unsecured revolving line of credit from a consortium of banks, which provides for both cash borrowings for general corporate purposes and the issuance of letters of credit of up to an aggregate of $120 million which expires on May 31, 1999. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios, and Mr. Robert
M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments, capital expenditures, and payment of dividends. At November 1, 1997, the Company had $25,000,000 outstanding for cash borrowings and $48,812,000 outstanding for letters of credit under this credit agreement compared with $24,000,000 outstanding for cash borrowings and $35,774,000 outstanding for letters of credit at November 2, 1996. Cash borrowings averaged $1,484,000 during the thirty-nine weeks ended November 1, 1997, compared with $4,171,000 during the thirty-nine weeks ended November 2, 1996, with the highest balance of $25,000,000 in October 1997 compared with $24,000,000 in October 1996. Letters of credit outstanding averaged $56,075,000 during the thirty-nine weeks ended November 1, 1997, compared with $28,888,000 during the thirty-nine weeks ended November 2, 1996. The highest balance of letters of credit outstanding during the thirty-nine weeks ended November 1, 1997, was $71,937,000 (in June 1997) compared with $39,929,000 (in August 1996) during the thirty-nine weeks ended November 2, 1996.

     Cash Flows - Operating activities used cash of $24,928,000 in the thirty-nine weeks ended November 1, 1997, compared with $15,223,000 used in the corresponding period of the previous fiscal year. Cash used for increases in inventory during the thirty-nine weeks ended November 1, 1997, and November 2, 1996, were $107,740,000 and $99,701,000, respectively. Accounts payable provided cash of $58,609,000 and $59,415,000 in the thirty-nine weeks ended November 1, 1997, and November 2, 1996, respectively. Depreciation and amortization expenses were $8,438,000 and $7,280,000 for the thirty-nine weeks ended November 1, 1997, and November 2, 1996, respectively.

     Cash flows from investing activities reflected a $16,440,000 and $14,807,000 net use of cash for the thirty-nine weeks ended November 1, 1997, and November 2, 1996, respectively. Cash was used primarily to fund capital expenditures for new and relocated stores opened during the first thirty-nine weeks of fiscal 1997 and 1996 as well as those planned for opening in the fourth quarter of fiscal 1997 and 1996.

     Cash provided by financing activities for the thirty-nine weeks ended November 1, 1997, was $26,999,000 compared with cash provided of $22,364,000 for the corresponding period of the previous fiscal year. Cash management programs maintained by the Company provided cash of $350,000 in the thirty-nine weeks ended November 1, 1997, compared with cash used of $1,728,000 for the corresponding period of the previous fiscal year. During the thirty-nine weeks ended November 1, 1997, the Company received $1,649,000 from the issuance of common stock on the exercise of stock options compared with $92,000 received during the corresponding period of the previous year.

Outlook - During November 1997, the Company opened five new stores (including a temporary store in Sumter, South Carolina), relocated one store and expanded or remodeled five stores, bringing the total number of new stores opened in fiscal 1997 to 24 and the total number of stores currently operating to 223 (including the temporary store). Depending on the performance of the temporary store, the Company may open a permanent store in Sumter during fiscal 1998. Management estimates that capital expenditures will total approximately $23,000,000 in fiscal 1997 primarily for opening new stores, upgrading existing stores, and purchasing computer systems and equipment as well as other capital expenditure requirements.

The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating expenses. Management believes that cash flows from operations, including credit terms from vendors and the borrowings available under the credit agreement, will be sufficient to meet the Company's operating and capital expenditure requirements through fiscal 1998.

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

Inflation can affect the costs incurred by the Company in the purchase of its merchandise, the leasing of its stores and certain components of its selling, general, and administrative expenses. To date, inflation has not adversely affected the Company's business, although there can be no assurance that inflation will not have a material adverse effect in the future.

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

        a)   Exhibits -

             10.49 Underwriting Agreement dated September 3, 1997, among The Robinson-Humphrey Company, Inc., and J.C. Bradford & Co., as representatives of the several underwriters named in Schedule I thereto, Goody's Family Clothing, Inc. and the selling shareholders named in Schedule II thereto. (Incorporated by reference to Exhibit 9 to Amendment No. 6 to the
                           Schedule 13D filed by Robert M. Goodfriend on December 2, 1997 in respect of Goody's Family Clothing, Inc.)

              10.50        Amendment to the Goody's Family Clothing, Inc.
                           Employee Payroll Investment Plan

              15           Accountants' Awareness Letter

              27           Financial Data Schedule

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




             Date:    December 10, 1997           /s/ Harry M. Call
                    ------------------------      -----------------
                                                  Harry M. Call
                                                  Director, President and
                                                  Chief Operating Officer



             Date:    December 10, 1997           /s/ Edward R. Carlin
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



             Date:    December 10, 1997           /s/ David G. Peek
                    ------------------------      -----------------
                                                  David G. Peek
                                                  Vice President, Corporate
                                                  Controller and Chief
                                                  Accounting Officer
                                                  (Principal Accounting Officer)

                                                                  Exhibit 15

Goody's Family Clothing, Inc.
Knoxville, Tennessee

We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited interim consolidated financial information of Goody's Family Clothing, Inc. and subsidiaries for the periods ended November 1, 1997, and November 2, 1996, as indicated in our report dated November 18, 1997; because we did not perform an audit, we expressed no opinion on that information.

     We are aware that our report referred to above, which was included in your Quarterly Reports on Form 10-Q for the quarters ended November 1, 1997, and November 2, 1996, is incorporated by reference in Registration Statements Nos. 33-32357, 33-51210, 33-68520, 333-00052 and 333-09595 on Form S-8 and 333-32409
on Form S-3.

We also are aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration
Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.

/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Atlanta, Georgia
December 10, 1997