Form 10-K
period 1998-01-31
GOODYS FAMILY CLOTHING INC /TN
filed 1998-04-24
CIK 879123

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE
                  OCTOBER 7, 1996)
                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 16, 1998: approximately $493,404,000.

    Number of shares of Common Stock outstanding as of April 16, 1998:
16,483,690.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1997 Annual Report to Shareholders of Goody's Family Clothing, Inc. and subsidiaries are incorporated by reference in Part I and Part II of this Report. Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 17, 1998 are incorporated by reference into Part III of this Report. Unless the context otherwise indicates, all references in this Form 10-K to the "Company" or "Goody's" refer to Goody's Family Clothing, Inc., a Tennessee corporation, and its subsidiaries. The Company's fiscal year ends on the Saturday nearest the last day of January. The terms "fiscal 1998," "fiscal 1997," "fiscal 1996," "fiscal 1995," "fiscal 1994" and "fiscal 1993" refer to the Company's fiscal years ending or ended on January 30, 1999 (52 weeks), January 31, 1998 (52 weeks), February 1, 1997 (52 weeks),
February 3, 1996 (53 weeks), January 28, 1995 (52 weeks) and January 29, 1994 (52 weeks), respectively.

                           FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management has endeavored in its communications, in its Annual Report and in this Form 10-K to highlight the trends and factors that might have an impact on the Company and the industry in which the Company competes. Any "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand; (ii) customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company; (iii) the effectiveness of planned advertising and promotional events; (iv) the impact of competitors' pricing and store expansion; (v) the ability to enter into leases for new store locations; (vi) individual store performance, including new stores; (vii) adverse weather conditions, employee relations, and the general economic conditions within the Company's markets; (viii) the timing, magnitude and costs of opening new stores;
(ix) the Company's financing plans; (x) trends affecting the Company's financial condition or results of operations and (xi) the Company's business and growth strategies. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

--------------------------------------------------------------------------------

     Authentic GFC, Chandler Hill, Feels Like You, GFC, GFC Trading Co., GoodKidz, Goody's Family Clothing and OCI -- Quality Clothing are registered trademarks of the Company. The Company has applied for registration of the following trademarks: Bobby G by Ivy Crew, Department Store Brands Department Store Styles Goody's Low Price, Electro Sport, G (stylized G with arch design), Intimate Classics, Ivy Crew, Montana Blues Jean Company, Mountain Lake, OCI-Quality Clothing, Old College Inn and Take a Good Look. The following trademarks and tradenames used in this Form 10-K are owned by (and in certain cases registered to) third parties: Adidas, Alfred Dunner, Arrow, Body I.D., Braetan, Bugle Boy, Burnes of Boston, Byer, California Concepts, Capezio, Cathy Daniels, Converse, Counterparts, Cradle Togs, Dawn Joy, Dockers, Drummer Boy, Esprit, Fila, Fundamental Things, Hanes, Herman Kay, Jantzen, Jessica Howard, Keds, L.A. Gear, LaBlanca/Sassafras, Lee, Leslie Fay, Levi's, Lovable, Maidenform, Mickey & Co., My Michelle, Nike, Ocean Pacific, Olga, Plaza South, Positive Attitude, Reebok, Requirements, Rosetti, Russell, Sag Harbor, Scarlett, Speedo, Stephanie K by Koret, Trends, Union Bay, Warner's, Winlet, Winnie the Pooh and Wrapper.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Incorporated in January 1954, Goody's is a retailer of moderately-priced apparel for women, men and children, operating 223 stores in 15 Southeastern and Midwestern states as of January 31, 1998. The Company continually develops and refines its merchandising strategy to meet the tastes and lifestyles of its customer base. The Company primarily locates its stores in small to midsize markets that have demographic characteristics consistent with its targeted value-conscious customer. Its stores, all of which are leased and which are generally located in strip shopping centers, average approximately 27,200 gross square feet. The Company manages its core functions, including purchasing, pricing, marketing and advertising, distribution, finance and information systems, from its centrally located corporate office and distribution center in Knoxville, Tennessee.

     The Company's objective is to be the leading retailer of brand name apparel in each of the markets it serves by providing its customers with a broad selection of current-season, quality branded apparel at value prices. Key brands offered by the Company include Adidas, Alfred Dunner, Bugle Boy, Dockers, Lee, Leslie Fay, Levi's, Nike, Reebok, Requirements and Sag Harbor among many others. These well-known labels, combined with the Company's outstanding private label collections, Chandler Hill, Electro Sport, GFC Trading Co., Intimate Classics, Montana Blues Jean Company and Mountain Lake for women; Authentic GFC, Bobby G by Ivy Crew, GFC, Ivy Crew, Old College Inn and OCI -- Quality Clothing for men; and GoodKidz for children, enable the Company to compete effectively with other retailers operating in its markets.

     The Company continues to experience significant growth in the number of its stores as well as in its sales. During the period from fiscal 1993 through fiscal 1997, the number of stores increased from 146 to 223 and sales increased from $505.0 million to $971.9 million. During fiscal 1995, the Company began to implement important strategic initiatives related to merchandise assortment, inventory levels and customer focus. The Company believes that its financial results began significantly improving in the third quarter of fiscal 1996 as a result of the successful implementation of these strategic initiatives. These improvements have included comparable store sales increases in each subsequent quarter. This trend has continued into fiscal 1997 when, compared with fiscal 1996, sales increased 18.7% from $819.1 million to $971.9 million (including a comparable store sales increase of 8.2%), net earnings increased 93.6% from $17.2 million to $33.3 million and earnings per share increased 88.6% from $1.05 per share to $1.98 per share.

COMPETITIVE STRATEGY

     Central elements of the Company's competitive strategy include the following:

     - Appeal to Value-Conscious Customers. Goody's appeals to value-conscious customers by offering quality brand name merchandise at prices targeted to be 10% to 30% lower than those of traditional department stores.

     - Offer Broad Range of Merchandise for the Entire Family. Unlike specialty stores, the Company provides a wide selection of merchandise designed to fully address the apparel needs of women, men and children. The Company believes that providing one-stop apparel shopping for its customers in convenient, accessible locations gives it an advantage over many of its competitors.

     - Emphasize Current-Season, First-Quality Brands. The Company's stores offer brands that are not generally available to mass market and off-price retailers. These brands include Levi's, Lee, Bugle Boy, Sag Harbor and Nike, among others. Unlike off-price retailers, Goody's offers only current-season, first-quality merchandise.

     - Strategically Use Private Label Merchandise. While the Company is committed to maintaining a strong line-up of nationally recognized brand name merchandise, private label programs offer important strategic advantages. These programs offer shoppers designer looks and quality at value prices, generate higher gross margins and allow the Company to maintain consistent in-stock positions on basic merchandise.

     - Focus on Small to Midsize Markets. The Company generally locates stores in small to midsize markets that have demographic characteristics consistent with its targeted value-conscious customer. Having developed a flexible store format depending on local demographics, the Company generally seeks locations that range in size from 20,000 to 35,000 gross square feet. While the Company operates in the selected metropolitan markets of Atlanta, Georgia; Birmingham, Alabama; and Charlotte, North Carolina, smaller market areas offer significant strategic advantages, including increased opportunities for expansion, lower rent and occupancy costs and fewer competitors.

     - Provide Strong Marketing and Advertising. The Company believes that communicating frequently with customers is key to maintaining traffic flow in its stores and creating keen awareness among shoppers. The Company advertises in newspapers at least once each week, 52 weeks a year. The Company reinforces its print message with television and radio campaigns running during portions of approximately 39 weeks each year.

EXPANSION STRATEGY

     The Company's expansion strategy is to open new stores in small to midsize markets generally located within 800 miles of its distribution center in Knoxville, Tennessee. In addition, the Company considers suburban growth areas of metropolitan markets for expansion from time to time. The Company believes that opportunities exist to expand its presence within current markets, new markets such as Texas and anticipates future expansion into the neighboring states of Louisiana and Oklahoma. The Company would also consider a complementary acquisition opportunity should it arise, although the Company has no understandings, arrangements or agreements with respect to any such opportunity.

     In making its decision to open a new store, the Company typically evaluates, among other factors, market demographics, competition, location, consumer traffic, rent and occupancy costs, advertising and other expenses associated with the opening and operation of a new store.

     Goody's plans to increase its gross store square footage by at least 10% per year in each of the next four fiscal years by opening new stores and relocating existing stores each year. The Company's current plans for fiscal 1998 are to open a total of 28 new stores, including the Company's first three stores in the state of Texas, relocate or remodel 10 to 12 stores and close two stores.

     The following table provides information regarding the number of stores in operation, new stores opened, stores closed and stores relocated or remodeled during the periods indicated:

                                                                      FISCAL YEAR
                                                            --------------------------------
                                                            1997   1996   1995   1994   1993
                                                            ----   ----   ----   ----   ----
Stores open, beginning of year............................  203    184    171    146    125
New stores opened during the year.........................   24     20     13     25     23
Stores closed during the year.............................   (4)    (1)    --     --     (2)
                                                            ---    ---    ---    ---    ---
Stores open, end of year..................................  223    203    184    171    146
                                                            ===    ===    ===    ===    ===
Stores relocated or remodeled during the year.............   16      8      7      7      2
                                                            ===    ===    ===    ===    ===

MERCHANDISING STRATEGY

     The Company's merchandising strategy has been developed to appeal to value-conscious, quality-oriented customers. The Company offers its merchandise at prices targeted to be 10% to 30% below those of traditional department stores. The Company competes (i) with department stores by offering quality, brand name apparel at value prices, (ii) with specialty stores by offering apparel for the entire family, (iii) with off-price apparel stores by offering a wide selection of current-season merchandise at competitive prices and (iv) with discount stores by offering better brand name merchandise generally unavailable to discount retailers. The Company does not purchase factory seconds, out-of-season or irregular merchandise. The Company believes that its broad selection of current-season, first-quality, brand name merchandise, combined with its private label merchandise, provides a key competitive advantage. While nationally recognized brand name merchandise remains the cornerstone of its merchandising strategy, the Company continues to invest in the development of its private label brands, which offer customers quality basic and designer look apparel at value prices. For fiscal 1997 and 1996 private label merchandise sales accounted for approximately 21% and 15%, respectively, of the Company's sales.

     Generally within each store, specific departments are well signed and have direct aisleways leading to major departments. Visual merchandising and store presentation are enhanced by fixtures that showcase merchandise in an open, accessible and customer-friendly shopping environment. Sale items featured in the Company's advertising campaigns are highlighted in the stores with easy-to-read signs that help customers quickly locate items of interest. The overall merchandise presentation is reorganized four times a year to emphasize the fashion products for the upcoming season.

     A typical store has six divisions that include women's (juniors, misses, intimate apparel, swimwear and outerwear), denim, men's (sportswear, activewear, young men's and men's furnishings), children's (infants and toddlers, boys and girls), accessories (jewelry, handbags, belts and gift items) and shoes (in 185 stores). Goody's carries approximately 12,500 different styles of merchandise, all of which are electronically tracked in order to provide accurate selling data to the Company.

MERCHANDISING DIVISIONS

     Women's. The broadest merchandise selection offered by the Company is in the women's division, which contributed 42.1% of total sales in fiscal 1997. Goody's improved its profitability in the women's division in fiscal 1997 by emphasizing career fashions, casual weekend wear, plus-size merchandise in the misses department and cross-over fashions targeted at customers whose tastes fall between those of the traditional junior and misses customers.

     Women's merchandise categories include juniors, misses, intimate apparel, swimwear and outerwear. Juniors' merchandise lines include brand names such as Adidas, Byer, California Concepts, Lee, Levi's, My Michelle, Nike, Reebok, Union Bay and Wrapper. Misses' merchandise lines include popular brand names such as Alfred Dunner, Cathy Daniels, Counterparts, Fundamental Things, Lee, Leslie Fay, Levi's, Requirements, Sag Harbor and Stephanie K by Koret, as well as the Company's private label brand, Mountain Lake. Fashion dresses are also an important part of Goody's overall women's product lines and feature popular brand names such as Dawn Joy, Jessica Howard, Leslie Fay, Plaza South, Positive Attitude and Scarlett. Brand name undergarments include products from Hanes, Lovable, Maidenform, Olga and Warner's. Swimwear features labels such as Body I.D., LaBlanca/Sassafras, Ocean Pacific and Speedo. Outerwear product lines include the Braetan, Herman Kay and Winlet brand name labels and Mountain Lake and GFC Trading Co., the Company's private label brands.

     Denim. The denim merchandise division is important to the Company's merchandising concept and contributed 22.9% of total sales in fiscal 1997. The Company believes that its broad selection and competitive pricing of denim merchandise appeals to value-conscious families and generates customer traffic for other higher margin merchandise. The Company utilizes automatic replenishment programs using electronic data interchange ("EDI") with its major denim suppliers to alleviate out-of-stock positions for popular styles and sizes and improve inventory turnover. Primary brand names that are carried in the denim division include Bugle Boy, Lee, Levi's and Union Bay. The Company's private label brands for denim are Montana Blues Jean Company for women and Authentic GFC for men.

     Men's. The men's division contributed 20.1% of total sales in fiscal 1997 and consists of sportswear, activewear, young men's and men's furnishings departments. The men's division utilizes a shop concept that features various brand name merchandise targeted at certain lifestyles. The Company introduced men's blazers and dress slacks in fiscal 1996 on a limited basis, and this program was expanded in fiscal 1997. Featured brand names in the men's division include Adidas, Arrow, Bugle Boy, Dockers, Drummer Boy, Fila, Lee, Levi's, Nike, Reebok and Russell. The Company's private label brands for men are Authentic GFC, Bobby G by Ivy Crew, GFC, Ivy Crew, OCI -- Quality Clothing and Old College Inn.

     Children's. The children's division contributed 6.7% of total sales in fiscal 1997 by offering popular and durable apparel for children of all ages. Primary brand names carried for children include Adidas, California Concepts, Cradle Togs, Dockers, Lee, Levi's, Mickey & Co., My Michelle, Nike, Reebok, Trends, Union Bay and Winnie the Pooh. The Company's private label brand for children is GoodKidz.

     Accessories. The accessories division, which includes items such as fashion and costume jewelry, handbags, belts, wallets, hair accessories, sunglasses for women, picture frames, gourmet foods, stationery and gift baskets contributed 4.4% of total sales in fiscal 1997. Featured brand names include Burnes of Boston, Capezio, Jantzen and Rosetti.

     Shoes. The shoe division contributed 3.4% of total sales in fiscal 1997. Shoe departments are located in 185 of the Company's stores and are operated by a third party under an exclusive operating license agreement which expires on January 29, 2000. In fiscal 1997, 23 of the 24 new stores opened by the Company included shoe departments. The Company added shoe departments to 25 stores existing prior to 1997. The shoe departments offer brand names such as Adidas, Converse, Esprit, Keds and L.A. Gear. During fiscal 1998 the Company plans to include shoe departments in 25 of the 28 planned new stores and to add shoe departments to three existing stores operating prior to fiscal 1998.

     Tuxedo rentals and service fees. The Company's revenue from tuxedo rentals and service fees charged on layaways contributed less than 1% of total sales in each of the last three fiscal years.

     The following table shows a breakdown of the Company's total sales for the periods indicated (dollars in thousands):

                              FISCAL 1997            FISCAL 1996            FISCAL 1995
                          -------------------    -------------------    -------------------
                           AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                          --------    -------    --------    -------    --------    -------
Women's.................  $408,739      42.1%    $335,923      41.0%    $286,097      41.1%
Denim...................   222,572      22.9      202,263      24.7      175,754      25.2
Men's...................   195,156      20.1      165,438      20.2      144,081      20.7
Children's..............    64,885       6.7       59,705       7.3       49,229       7.1
Accessories.............    42,467       4.4       24,972       3.0       17,666       2.5
Shoes...................    33,378       3.4       26,827       3.3       21,087       3.0
Tuxedos rentals and
  service fees..........     4,726       0.4        3,928       0.5        2,954       0.4
                          --------     -----     --------     -----     --------     -----
                          $971,923     100.0%    $819,056     100.0%    $696,868     100.0%
                          ========     =====     ========     =====     ========     =====

PURCHASING

     The Company's merchandise purchasing function is centralized at its corporate headquarters. The Company buys its merchandise from approximately 700 vendors and does not have long-term or exclusive contracts with any manufacturer or vendor. During fiscal 1997, the Company's purchases from Levi Strauss & Co., its largest vendor, represented approximately 20% of its total purchases. No more than 5% of total purchases were attributable to any one of the Company's other vendors. The Company intends to maintain strong, partner-type relationships with its vendors. A significant portion of the Company's merchandise is prepacked and preticketed by the vendors for each store, reducing the cost and processing time in the distribution center.

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

PLANNING AND ALLOCATION

     The Company's planning and allocation department works closely with its merchants, distribution center and store operations personnel to establish an appropriate flow of merchandise on a store-by-store basis. This flow of merchandise reflects customer preferences in each market in an effort to reduce the cost of transferring merchandise among its various stores. The Company also utilizes automatic replenishment programs using EDI with approximately 63 vendors, which accounted for approximately 25% of total sales in fiscal 1997 and allows for more efficient replenishment of specific items of merchandise in particular styles, sizes and colors to minimize out-of-stock positions of basic merchandise and improve inventory turnover. The Company expects to continue to invest in automatic replenishment programs using EDI with new and existing vendors and increase the number of participating vendors.

CENTRALIZED DISTRIBUTION

     The Company believes that its 344,000-square-foot distribution center, located in Knoxville, Tennessee, will be sufficient to process and distribute merchandise to approximately 350 stores. The distribution center is equipped with automated merchandise handling equipment that facilitates efficient distribution of merchandise to the Company's stores and provides for efficient cross docking of prepacked and preticketed merchandise by store. In order to improve quality control, all incoming merchandise is received at the distribution center to allow for inspection before being delivered to the stores.

     Merchandise for individual stores is typically processed through the distribution center within 48 hours of its receipt from vendors. Furthermore, because the distribution center is located adjacent to both a main north-south and a main east-west interstate highway, the Company can negotiate favorable shipping terms with its vendors for merchandise delivered to its distribution center.

     The Company has also developed an effective computerized system for tracking merchandise from the time it arrives at its distribution center until it is delivered to the stores to ensure that shipments are delivered in an accurate and timely manner. In delivering merchandise to the stores, the Company utilizes a third party contract carrier.

MARKETING AND ADVERTISING

     The Company's marketing and advertising functions are centralized at its corporate headquarters. The Company's marketing and promotional strategy is designed to reinforce its image as a value-priced, family apparel retailer. The Company believes that its advertisements, which emphasize brand name apparel, low prices and broad selections for the entire family, have enabled the Company to communicate a unique look that reinforces its niche in the marketplace.

     Using a multi-media approach, Goody's develops and prepares its own advertising materials for newspapers and internally creates television and radio spots. The Company's media department researches its market to develop profiles of shoppers in order to effectively plan the Company's advertising. The Company frequently uses full-color advertising to portray the depth and selection of its merchandise. In-store merchandise presentation is coordinated with such advertising to maximize promotional opportunities. While the exact allocation of advertising dollars differs from market to market, the Company generally allocates approximately 67% of its advertising budget to print media and the remainder to television, radio and other promotional activities. Several of the Company's key vendors share in the costs of mutually beneficial advertising campaigns through cooperative advertising programs.

PRICING

     The Company's pricing strategy is designed to provide value to its customers by offering merchandise at prices targeted to be 10% to 30% below those of traditional department stores. Denim, which is a consumer draw, is priced very competitively and is generally positioned to increase traffic throughout the store. All pricing decisions are made at the Company's corporate headquarters. In order to remain competitive and enhance its sales promotion efforts, Goody's frequently monitors its competitors' prices. In addition, the Company's management information systems provide daily and weekly sales and gross margin reports that, among other things, track sales and gross margins by stock keeping unit ("SKU") and provide management with the flexibility to adjust prices as appropriate.

CUSTOMER SERVICE

     The Company's customer service program, Customer First, was designed to educate and train store associates how to develop a customer-friendly mind-set where customers -- not tasks -- come first in the stores. This initiative begins with pre-employment screenings that measure job applicants' initial customer service skills and is supported by ongoing training programs and incentives for associates who demonstrate outstanding customer service performance. The Company is also making operational enhancements to improve customers' overall shopping experiences in its stores. The Company's merchandise return and exchange policies were developed to ensure positive interactions between store associates and customers. Additionally, the Company continues to invest in new cash register systems and technologies to simplify the customer checkout process. To monitor the success of these new Customer First programs, Goody's is encouraging customer feedback with in-store survey cards.

STORE OPERATIONS

     Management of store operations is the responsibility of the Executive Vice President -- Stores, who is assisted by a Vice President -- Store Operations, a Vice President -- Store Development, three Regional Vice Presidents -- Sales and 27 district managers. Each district manager oversees five to 11 stores and reports to a Regional Vice President -- Sales.

     Each store has a manager and between one and three assistant managers, depending upon the size of the store. Other positions of responsibility within a store include four to five department managers, a head cashier and a stockroom manager. The number of sales staff ranges from 12 in smaller stores to 25 in average stores to 70 in larger stores. The majority of the sales staff are employed on a full-time basis, although part-time workers are hired during peak selling seasons. The Company's stores are generally open from 9:00 a.m. to 9:00 p.m. Monday through Thursday; from 9:00 a.m. to 10:00 p.m. Friday and Saturday; and from 12:00 p.m. to 6:00 p.m. on Sunday. These hours are extended during various holiday and peak selling seasons.

STORE LOCATIONS

     The Company locates stores predominantly in small to midsize markets in the Southeast and Midwest that typically have populations of 100,000 or fewer and demographic characteristics consistent with its targeted value-conscious customer. However, since 1994, the Company has opened multiple locations within certain metropolitan markets such as Atlanta, Georgia; Birmingham, Alabama and Charlotte, North Carolina. Goody's typically enters these metropolitan markets by opening several stores simultaneously, which increases the Company's image and awareness throughout the market while leveraging advertising costs which are generally higher than small to midsize markets. Goody's primarily leases store space in strip centers, where costs are generally lower than mall locations. The smallest of the Company's stores has 7,600 gross square feet and the largest store has approximately 52,600 gross square feet; the average store size is approximately 27,200 gross square feet.

     All of the Company's stores are leased, rather than owned, which has enabled the Company to grow without incurring indebtedness associated with acquiring and owning real estate. The Company believes that the flexibility of leasing its stores provides substantial benefits and avoids the inherent risks of owning real estate. The Company believes that it has established itself as an anchor tenant due to its operating performance, the size of its stores, its advertising contributions in local markets, its financial position and its history of meeting its lease commitments on a timely basis.

INFORMATION SYSTEMS

     The Company maintains fully integrated point-of-sale, inventory and merchandise systems. The Company's information systems provide management, buyers, planners and distributors with comprehensive data that helps them identify emerging sales trends and, accordingly, manage inventories. The information systems include unit and dollar planning, purchase order management, open order reporting, open-to-buy, receiving, distribution, EDI, basic stock replenishment, transfer management and inventory and price management. Daily and weekly sales reports are used by management to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventories and are frequently revised to reflect changing sales trends. The Company's stores have point-of-sale systems that are supported by a back-office in-store computer system. The in-store systems feature bar coded ticket scanning, automatic price look-up, dial-out credit and check authorization and nightly transmittal of detailed sales data from stores to the corporate office.

     As part of the Company's strategic plan initiated in 1995, several of the Company's core business systems have been replaced or are in the process of being replaced. In fiscal 1996 and 1997, the Company implemented new financial systems and made various enhancements to its store and other core business systems. During fiscal 1998 and 1999 the Company plans to replace or enhance its merchandising and distribution systems.

YEAR 2000

     The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     A favorable by-product of the replacements or enhancements of the Company's core business systems, associated with the strategic plan initiated by the Company in 1995, is the assurance that the systems are or will be Year 2000 compliant. A Year 2000 task force, formed by the Company to address the Year 2000 issue, is evaluating all other programs and systems that may need to be upgraded or replaced to ensure their Year 2000 compliance.

     The Company does not believe the future costs relating to the Year 2000 issues will have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company is not yet in a position to assess whether its vendors and other business partners will attain Year 2000 compliance in a timely manner or the impact of any such non-compliance.

TRADEMARKS

     The United States Patent and Trademark Office (the "USPTO") has issued to the Company federal registrations for the following trademarks: Authentic GFC, Chandler Hill, Feels Like You, GFC, GFC Trading Co., GoodKidz, Goody's Family Clothing and OCI -- Quality Clothing. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Bobby G by Ivy Crew, Department Store Brands Department Store Styles Goody's Low Price, Electro Sport, G (stylized G with arch design), Intimate Classics, Ivy Crew, Montana Blues Jean Company, Mountain Lake, Old College Inn and Take a Good Look. The Company's private label programs represented approximately 21% of the Company's total sales for fiscal 1997.

     In April 1994, the Company filed an application with the USPTO to register the trademark Ivy Crew. Two parties have filed separate notices of opposition to the registration. The Company believes that it has meritorious defenses to these oppositions, but does not anticipate a determination by the USPTO on any of the oppositions until 1999.

     The Company filed a trademark application with the USPTO on March 27, 1995, as supplemented on March 28, 1995, for the trademark Montana Blues Jean Company. Such application has been refused and suspended by the USPTO pending action on previously filed trademark applications by others.

     The Company received a federal registration to the trademarks GFC Trading Co., GFC and Authentic GFC on January 23, 1996, August 20, 1996 and July 20, 1997, respectively. In September 1996, the Company filed an action in federal court in the Eastern District of Tennessee seeking a declaratory judgment against a third party who had alleged common law trademark rights to the trademark GFC. In February 1997, such party commenced a separate action against the Company in federal court in the Southern District of New York seeking injunctive relief and unspecified monetary damages. In February 1998, the New York court issued an order transferring this case to the Eastern District of Tennessee. The Company believes that it has meritorious defenses to the claims against it.

     There can be no assurance that the Company will prevail in any of these disputes or that the USPTO will register the trademarks for which the Company has applied. An unfavorable outcome in any one or more of these matters could require the Company to abandon the applicable trademark, which could adversely affect the Company's sales. It is also possible that damages could be awarded against the Company.

ASSOCIATES

     As of January 31, 1998, the Company had approximately 8,800 full and part-time associates. Store managers and assistant store managers are compensated on a salaried basis and are eligible to receive additional compensation based on the Company's profitability as well as meeting certain objective goals at their respective stores such as sales growth, control of expenses and inventory shrinkage. All other store associates are compensated on an hourly basis. All of the Company's associates are non-union employees, with the exception of the associates employed at its distribution center in Knoxville, Tennessee, who are represented by the Union of Needletrades, Industrial and Textile Employees. The Company's incentive bonus program for certain key corporate associates is based on achieving certain profitability goals and could potentially provide a significant portion of the associates' total annual compensation.

     The Company also grants stock options to certain key corporate and store associates. These options are designed to align associates' interests with those of the Company's shareholders and allow the Company to provide long-term incentives to its associates.

     The Company maintained a profit sharing plan through December 31, 1997 for full-time associates. This plan provided for discretionary contributions by the Company which were approved by its Board of Directors. The Company's contributions to the profit sharing plan were $750,000, $525,000 and $350,000 for fiscal 1997, 1996 and 1995, respectively.

     On January 1, 1998, the Company amended and restated its profit sharing plan by adopting the Goody's Family Clothing, Inc. 401(k) Retirement Plan with a salary deferral feature for all eligible associates. All the assets of the profit sharing plan were transferred to the 401(k) plan. Under the terms of the 401(k) plan, eligible associates may contribute between 3% and 15% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the plan. The Company provides matching contributions to the 401(k) plan which are discretionary, vest over time pursuant to a vesting schedule contained in the plan and are based upon a percent of the associates' elected contributions. These matching contributions amounted to $35,000 for fiscal 1997.

     The Company also has an Employee Payroll Investment Plan that allows eligible associates to purchase the Company's common stock at fair market value through regular payroll deductions.

SEASONALITY AND INFLATION

     The Company's business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning approximately the first week of August and continuing through the first week of September) and the Easter season (beginning approximately two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 34.5% of the Company's annual sales based on the Company's last three fiscal years ended January 31, 1998. In general, sales volume varies directly with customer traffic, which is heaviest during the third and fourth quarters of a fiscal year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

     Inflation can affect the costs incurred by the Company in the purchase of its merchandise, the leasing of its stores and certain components of its selling, general and administrative expenses. During the last three fiscal years ended January 31, 1998, inflation has not adversely affected the Company's business, although there can be no assurance that inflation will not have a material adverse effect in the future.

COMPETITION

     The retail apparel business is highly competitive, with price, selection, fashion, quality, location, store environment and service being the principal competitive factors. The Company believes that it is well positioned to compete on the basis of each of these factors. The Company competes primarily with department stores, specialty stores, off-price apparel stores and discount stores. Many competitors are large national chains with substantially greater financial and other resources than those available to the Company; there is no assurance that the Company will continue to be able to compete successfully with any of them in the future.

ITEM 2.  PROPERTIES

     The Company owns its corporate headquarters and distribution center located at 400 Goody's Lane, Knoxville, Tennessee. The distribution center is a one-story, 344,000-square-foot facility with 43 loading docks and a mezzanine level that has an additional 14,000 square feet currently used as office space. The corporate headquarters building is adjacent to the distribution center and comprises approximately 140,000 square feet.

     The Company currently leases all of its stores. Lease terms generally contain renewal options and provide for a fixed minimum rent, an additional rent based on a percent of sales in excess of stipulated amounts and a share of taxes, insurance and common area maintenance costs.

     As of January 31, 1998 the following table reflects (i) the number of leases that will expire in each indicated fiscal year if the Company does not exercise any of its renewal options and (ii) the number of leases that will expire in each indicated fiscal year if the Company exercises all of its renewal options. The table does not reflect six leases having month-to-month terms, but does include 20 leases executed as of January 31, 1998 for stores to be opened or relocated in fiscal 1998.

                                                         NUMBER OF LEASES          NUMBER OF LEASES
                                                       EXPIRING EACH YEAR IF     EXPIRING EACH YEAR IF
                                                            NO RENEWALS              ALL RENEWALS
FISCAL YEAR                                                  EXERCISED                 EXERCISED
-----------                                            ---------------------   -------------------------
1998.................................................            30                         7
1999.................................................            25                         4
2000.................................................            16                         2
2001.................................................            11                         2
2002.................................................            23                         5
2003 and thereafter..................................           132                       217

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to the information on page 33 of the Registrant's 1997 Annual Report under the captions "Common Stock Information" and "Dividend Policy."

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this is incorporated by reference to the information on page 15 of the Registrant's 1997 Annual Report under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information required by this item is incorporated by reference to the information on pages 16-20 of the Registrant's 1997 Annual Report under the caption "Management's Discussion and Analysis."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no material investments or risks in market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the information on pages 21-31 of the Registrant's 1997 Annual Report and in the tables for fiscal 1997 and fiscal 1996 on page 20 under the caption "Selected Quarterly Data."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the captions "Election of Directors -- Director, Director Nominee and Executive Officer Information" and "Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to information under the caption "Executive Compensation and Other Information" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 1998, but does not include the information under the captions "Compensation Committee Report" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to information under the caption "Voting Rights and Principal Shareholders" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to information under the caption "Certain Transactions" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Financial Statements

     The Registrant's 1997 Annual Report, a copy of which appears as Exhibit 13 to this Annual Report on Form 10-K, contains the following financial statements and the Registrant's independent auditors' report thereon, which are incorporated herein by reference.

     - Independent Auditors' Report.

     - Consolidated Statements of Operations for each of the three fiscal years in the period ended January 31, 1998.

     - Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997.

     - Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 31, 1998.

     - Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended January 31, 1998.

     - Notes to Consolidated Financial Statements for the three fiscal years in the period ended January 31, 1998.

     2. Financial Statement Schedules

     All financial statement schedules are omitted as the required information is inapplicable.

     3. Exhibits

EXHIBIT
NUMBER    REF.                                DESCRIPTION
-------   ----                                -----------

  1.1       a     --  Form of Underwriting Agreement

  3.1       b     --  Amended and Restated Charter of the Registrant

  3.2       c     --  Amended and Restated Bylaws of the Registrant

  4.1             --  See Exhibits 3.1 and 3.2 for provisions of the Amended and
                      Restated Charter and Amended and Restated Bylaws of the
                      Registrant defining rights of holders of Common Stock of the Registrant

 10.1       d     --  Goody's Family Clothing, Inc. Profit Sharing Plan

 10.2       e     --  Goody's Family Clothing, Inc. 1991 Stock Incentive Plan

 10.4       f     --  Goody's Family Clothing, Inc. 1993 Stock Option Plan

 10.5       g     --  Goody's Family Clothing, Inc. Discounted Stock Option Plan
                      for Directors, as amended

 10.18      h     --  Settlement agreement dated January 5, 1995

 10.29      i     --  Benefit Protection Trust Agreement

 10.30      j     --  Employment agreement between the Registrant and Marcus H.
                      Smith, Jr.

 10.31      j     --  Employment agreement between the Registrant and Thomas R.
                      Kelly, Jr.

 10.32      j     --  Credit agreement between the Registrant, Lenders as
                      identified therein and First Tennessee Bank National
                      Association as Administrative Agent

 10.33      k     --  Master transport agreement between the Registrant and Star
                      Transportation, Inc. dated July 10, 1995

 10.34      l     --  Goody's Family Clothing, Inc. Employee Payroll Investment
                      Plan

 10.35      m     --  Employment letter from the Registrant to Jay D. Scussel


 10.36      m     --  Indemnification agreement between the Registrant and Robert
                      M. Goodfriend

 10.37      m     --  Indemnification agreement between the Registrant and Harry
                      M. Call

 10.38      m     --  Indemnification agreement between the Registrant and James
                      L. Clayton

EXHIBIT
NUMBER    REF.                                DESCRIPTION
-------   ----                                -----------


 10.39      m     --  Indemnification agreement between the Registrant and Samuel
                      J. Furrow

 10.40      m     --  Indemnification agreement between the Registrant and Robert
                      F. Koppel

 10.41      m     --  Indemnification agreement between the Registrant and Cheryl
                      L. Turnbull

 10.42      n     --  Amended Credit Agreement between the Registrant, Lenders as identified therein and First Tennessee Bank National
                      Association as Administrative Agent

 10.44      o     --  Indemnification agreement between the Registrant and Irwin
                      L. Lowenstein

 10.45      p     --  Amended Agreement dated May 16, 1997 between the Registrant,
                      GOODY'S MS, L.P., and GOODY'S IN, L.P. as borrowers, TREBOR of TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. as guarantors,
                      Lenders as identified therein and First Tennessee National
                      Bank Association as Administrative Agent

 10.46      q     --  Deferred Compensation Agreement between the Registrant and
                      Robert M. Goodfriend

 10.47      q     --  Employment letter from the Registrant to Stanley B. Latacha

 10.48      a     --  Agreement dated August 25, 1997 among the Registrant, Robert
                      M. Goodfriend, Harry M. Call and Edward R. Carlin

 10.50      r     --  Amendment to the Goody's Family Clothing, Inc. Employee
                      Payroll Investment Plan

 11               --  Statement re computation of per share earnings

 13               --  Registrant's 1997 Annual Report (only those portions
                      specifically incorporated by reference into this Report are to be deemed "filed" with the Securities and Exchange
                      Commission)

 21               --  Subsidiaries of the Registrant

 23               --  Consent of Deloitte & Touche LLP

 27.1             --  Financial Data Schedule for the fiscal year ended January
                      31, 1998 (for SEC use only)

 27.2             --  Restated Financial Data Schedule for the fiscal year ended
                      February 1, 1997, which is hereby restated pursuant to SFAS
                      No. 128, "Earnings per Share" (for SEC use only)

 27.3             --  Restated Financial Data Schedule for the thirty-nine weeks ended November 1, 1997, which is hereby restated pursuant to SFAS No. 128, "Earnings per Share" (for SEC use only)

 27.4             --  Restated Financial Data Schedule for the twenty-six weeks ended August 2, 1997, which is hereby restated pursuant to SFAS No. 128, "Earnings per Share" (for SEC use only)

 27.5             --  Restated Financial Data Schedule for the thirteen weeks ended May 3, 1997, which is hereby restated pursuant to SFAS
                      No. 128, "Earnings per Share" (for SEC use only)

 27.6             --  Restated Financial Data Schedule for the thirty-nine weeks ended November 2, 1996, which is hereby restated pursuant to SFAS No. 128, "Earnings per Share" (for SEC use only)

 27.7             --  Restated Financial Data Schedule for the twenty-six weeks ended August 3, 1996, which is hereby restated pursuant to SFAS No. 128, "Earnings per Share" (for SEC use only)

 27.8             --  Restated Financial Data Schedule for the thirteen weeks ended May 4, 1996, which is hereby restated pursuant to SFAS
                      No. 128, "Earnings per Share" (for SEC use only)

---------------

a Incorporated herein by reference to exhibit of the same number in Registrant's
  Registration Statement on Form S-3 (Registration No. 333-32409) filed on August 18, 1997 and amended on August 25, 1997 and September 3, 1997.
b Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 019526).
c Incorporated herein by reference exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 019526).
d Incorporated herein by reference to exhibit of the same number in Registrant's
  Registration Statement on Form S-1 (Registration No. 33-42738) originally filed on September 13, 1991.
e Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 30, 1993 (File No. 019526).

f Incorporated herein by reference to the Registrant's Proxy Statement for the
  Annual Meeting of Shareholders held on June 24, 1993.
g Incorporated herein by reference to exhibit 4.1 in Registrant's Registration
  Statement on Form S-8 (Registration No. 333-09595) filed on August 5, 1996.
h Incorporated herein by reference to exhibit 10.1 in Registrant's Current
  Report on Form 8-K dated January 5, 1995 (File No. 019526).
i Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 019526).
j Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended April 29, 1995 (File No. 019526).
k Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 019526).
l Incorporated herein by reference to exhibit 4 in Registrant's Registration
  Statement on Form S-8 (Registration No. 333-00052) originally filed on January 4, 1996.
m Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 019526).
n Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended May 4, 1996 (File No. 019526).
o Incorporated herein by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended February 1, 1997 (File No. 019526).
p Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended May 3, 1997 (File No. 019526).
q Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended August 2, 1997 (File No. 019526).
r Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 (File No. 019526).

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

April 23, 1998

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

                        NAME                                        TITLE                     DATE
                        ----                                        -----                     ----
            By: /s/ ROBERT M. GOODFRIEND               Chairman of the Board and Chief   April 23, 1998
  ------------------------------------------------       Executive Officer
                Robert M. Goodfriend

                By: /s/ HARRY M. CALL                  Director, President and Chief     April 23, 1998
  ------------------------------------------------       Operating officer
                    Harry M. Call

              By: /s/ EDWARD R. CARLIN                 Executive Vice President, Chief   April 23, 1998
  ------------------------------------------------       Financial Officer and
                  Edward R. Carlin                       Secretary (Principal Financial
                                                         Officer)

                By: /s/ DAVID G. PEEK                  Vice President, Controller and    April 23, 1998
  ------------------------------------------------       Chief Accounting Officer
                    David G. Peek                        (Principal Accounting Officer)

              By: /s/ SAMUEL J. FURROW                 Director                          April 23, 1998
  ------------------------------------------------
                  Samuel J. Furrow

              By: /s/ ROBERT F. KOPPEL                 Director                          April 23, 1998
  ------------------------------------------------
                  Robert F. Koppel

             By: /s/ IRWIN L. LOWENSTEIN               Director                          April 23, 1998
  ------------------------------------------------
                 Irwin L. Lowenstein

             By: /s/ CHERYL L. TURNBULL                Director                          April 23, 1998
  ------------------------------------------------
                 Cheryl L. Turnbull