Form 10-Q
period 1998-05-02
GOODYS FAMILY CLOTHING INC /TN
filed 1998-05-20
CIK 879123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                                    ----------------------

                                    FORM 10-Q

(Mark One)
 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                May 2, 1998
                               --------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                         Common   Stock,   no  par  value,   16,687,740   shares
outstanding as of May 13, 1998.

                          Goody's Family Clothing, Inc.
                               Index to Form 10-Q
                                   May 2, 1998



Part I - Financial Information:
         ---------------------

     Item 1 - Financial Statements

         Consolidated Statements of Operations.......................   3

         Consolidated Balance Sheets.................................   4

         Consolidated Statements of Cash Flows.......................   5

         Notes to Consolidated Financial Statements..................   6

         Independent Accountants' Review Report......................   7

     Item 2 - Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................   8-10

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk.10


Part II - Other Information............................................. 11
          -----------------

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  (a)  Exhibits
     Item 6.  (b)  Reports on Form 8-K


Signatures.............................................................  12

PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1  -  Financial Statements

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

                                                                                   ---------------------------------------
                                                                                            Thirteen Weeks Ended
                                                                                   ---------------------------------------
                                                                                      May 2, 1998          May 3, 1997
                                                                                   -------------------   -----------------
                                                                                      (unaudited)          (unaudited)

Sales                                                                                      $226,714              $190,057
Cost of sales and occupancy expenses                                                        158,794               135,080
                                                                                  -----------------     -----------------
     Gross profit                                                                            67,920                54,977

Selling, general and administrative expenses                                                 55,904                47,245
                                                                                  -----------------     -----------------
     Earnings from operations                                                                12,016                 7,732

Interest expense                                                                                 94                   125
Investment income                                                                               536                   486
                                                                                  -----------------     -----------------
     Earnings before income taxes                                                            12,458                 8,093

Provision for income taxes                                                                    4,690                 3,035
                                                                                  -----------------     -----------------

Net earnings                                                                                 $7,768                $5,058
                                                                                  =================     =================

Earnings per common share
     Basic                                                                                    $0.47                 $0.31
                                                                                  =================     =================
     Diluted                                                                                  $0.45                 $0.30
                                                                                  =================     =================

Weighted average common shares outstanding
     Basic                                                                                   16,582                16,173
                                                                                  =================     =================
     Diluted                                                                                 17,309                16,616
                                                                                  =================     =================


















     See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                                     May 2, 1998     January 31, 1998     May 3, 1997
                                                                     (unaudited)                          (unaudited)

ASSETS
Current Assets
   Cash and cash equivalents                                                $47,941           $64,174            $29,579
   Investments                                                                    -             1,555              1,461
   Inventories                                                              184,609           151,667            142,315
   Accounts receivable and other current assets                              19,670            10,519             13,152
                                                                     --------------     -------------     --------------
        Total current assets                                                252,220           227,915            186,507
Property and equipment, net                                                  98,350            97,468             88,850
Other assets                                                                  3,032             2,933              3,445
                                                                     --------------     -------------     --------------
         Total assets                                                      $353,602          $328,316           $278,802
                                                                     ==============     =============     ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                        $121,401          $105,231            $95,477
   Accrued expenses                                                          42,402            42,194             36,546
   Income taxes payable                                                       4,366             6,674              4,063
   Current portion of long-term debt                                            263               263                239
                                                                     --------------     -------------     --------------
        Total current liabilities                                           168,432           154,362            136,325
Long-term debt                                                                  608               608                871
Other long-term liabilities                                                   3,151             3,023              2,621
Deferred income taxes                                                        10,362            10,266              9,552
                                                                     --------------     -------------     --------------
        Total liabilities                                                   182,553           168,259            149,369
                                                                     --------------     -------------     --------------

Commitments and Contingencies

Shareholders' Equity
  Preferred  stock,  par value $1.00 per share;  Authorized - 2,000,000  shares;
    issued and outstanding - none
  Class B Common stock, no par value;
    Authorized - 50,000,000 shares; issued and outstanding - none
  Common stock, no par value;
    Authorized - 50,000,000 shares
    Issued - 16,686,490, 16,551,858 and 16,421,982
      shares, respectively
    Outstanding - 16,486,490, 16,351,858 and 16,221,982
      shares, respectively                                                   29,532            28,199             27,016
  Paid-in capital                                                             6,612             4,721              3,508
  Retained earnings                                                         138,007           130,239            102,011
  Treasury stock, at cost - 200,000 shares                                   (3,102)          (3,102)             (3,102)
                                                                     --------------     ------------      --------------
       Total shareholders' equity                                           171,049           160,057            129,433
                                                                     --------------     -------------     --------------
       Total liabilities and shareholders' equity                          $353,602          $328,316           $278,802
                                                                     ==============     =============     ==============




     See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

                                                                                    ----------------------------------------
                                                                                             Thirteen Weeks Ended
                                                                                    ----------------------------------------
                                                                                       May 2, 1998           May 3, 1997
                                                                                    ------------------    ------------------
                                                                                       (unaudited)           (unaudited)

Cash Flows from Operating Activities:
Net earnings                                                                                 $7,768                $5,058
Adjustments to reconcile net earnings to net cash
  used in operating activities:
     Depreciation and amortization                                                            3,191                 2,614
     Net loss on asset disposals and write-down                                                 320                   141
     Changes in assets and liabilities:
         Inventories                                                                        (32,942)              (34,820)
         Accounts payable                                                                     8,902                17,187
         Income taxes                                                                        (6,281)               (3,792)
         Other assets & liabilities                                                          (4,226)                 (173)
                                                                                  ------------------    ------------------
             Cash used in operating activities                                              (23,268)              (13,785)
                                                                                  -----------------     -----------------

Cash Flows from Investing Activities:
     Acquisitions of property and equipment                                                  (4,419)               (2,654)
     Proceeds from sale of property and equipment                                                26                     4
                                                                                  -----------------     -----------------
           Cash used in investing activities                                                 (4,393)               (2,650)
                                                                                  -----------------     -----------------

Cash Flows from Financing Activities:
     Exercise of stock options and other                                                      3,224                  799
     Changes in cash management accounts                                                      8,204                 1,899
                                                                                  -----------------     -----------------
           Cash provided by financing activities                                             11,428                 2,698
                                                                                  -----------------     -----------------

Net decrease in cash and cash equivalents                                                   (16,233)              (13,737)
Cash and cash equivalents, beginning of period                                               64,174                43,316
                                                                                  -----------------     -----------------
Cash and cash equivalents, end of period                                                    $47,941               $29,579
                                                                                  =================     =================


Supplemental Disclosures:
    Interest payments                                                                           $72                   $89
    Income tax payments                                                                       8,608                 6,631












     See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1)  Unaudited financial information

In  the  opinion  of  the  Company's  management,   the  accompanying  unaudited
consolidated financial statements of Goody's Family Clothing, Inc. and subsidiaries (the "Company") include all adjustments, consisting primarily of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's 1997 Annual Report on Form 10-K.

 (2) Earnings per share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" as required in the fourth quarter of fiscal 1997. Accordingly, all previously reported earnings per share data have been restated to conform to this new standard. Weighted average diluted shares outstanding differs from weighted average basic shares outstanding solely in respect of the effect of dilutive stock options.

(3)   Reclassifications

Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of May 2, 1998 and May 3, 1997 and the related consolidated statements of operations and cash flows for the thirteen-weeks then ended. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Goody's Family Clothing, Inc. and subsidiaries as of January 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 18, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
Atlanta, Georgia
May 19, 1998

     Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, plans and estimates and involve material risks and uncertainties including, but not limited to, customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company, the effectiveness of planned advertising and promotional events, the impact of competitors' pricing, individual store performance, including new stores, adverse weather conditions, and the general economic conditions within the Company's markets. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future events make it clear that any projected results expressed or implied therein will not be realized. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's other filings with the Securities and Exchange Commission.

Results of Operations

The following table sets forth unaudited results of operations as a percent of sales for the periods indicated:

                                                                              Thirteen Weeks Ended
                                                                        May 2, 1998         May 3, 1997

    Sales                                                                   100.0%             100.0%
    Cost of sales and occupancy expenses                                      70.0              71.1
                                                                           -------              ----
    Gross profit                                                               30.0             28.9
    Selling, general and administrative expenses                               24.7             24.8
                                                                           -------              ----
    Earnings from operations                                                    5.3              4.1
    Interest expense                                                            -                0.1
    Investment income                                                           0.2              0.3
                                                                           --------             ----
    Earnings before income taxes                                                5.5              4.3
    Provision for income taxes                                                  2.1              1.6
                                                                           --------            -----
    Net earnings                                                                3.4%             2.7%
                                                                           ========          ========


Overview During the first quarter of fiscal 1998, the Company opened seven new stores, relocated one store, remodeled one store and closed one store, bringing the total number of stores in operation at quarter end to 229, compared with 209 at the end of the first quarter of fiscal 1997. In the corresponding period of the previous fiscal year, seven new stores were opened, two stores were relocated and one store was closed. Net earnings for the first quarter of fiscal 1998 were $7,768,000, or 3.4% of sales, compared with $5,058,000, or 2.7% of sales, for the first quarter of fiscal 1997.

Sales Sales for the first quarter of fiscal 1998 were $226,714,000, a 19.3% increase over the $190,057,000 for the first quarter of fiscal 1997. This increase of $36,657,000 consisted of (i) a 7.1% increase in comparable store sales of $13,144,000 from the corresponding period of the previous fiscal year and (ii) additional sales from new and transition stores of $23,513,000.

Gross profit Gross profit for the first quarter of fiscal 1998 was $67,920,000, or 30.0% of sales, a $12,943,000 increase over the $54,977,000, or 28.9% of sales, in gross profit for the first quarter of the previous fiscal year. The 1.1% increase in gross profit, as a percent of sales, consists of (i) a decrease in cost of sales by 0.8% and (ii) a decrease in primarily fixed occupancy costs by 0.3% due to a substantial increase in sales for the quarter.

Selling, general and administrative expenses Selling, general and administrative expenses for the first quarter of fiscal 1998 were $55,904,000, or 24.7% of sales, an increase of $8,659,000 from $47,245,000, or 24.8% of sales, for the first quarter of the previous fiscal year. Selling, general and administrative expenses decreased by 0.1%, as a percent of sales, for the first quarter of fiscal 1998 compared with the first quarter of the previous fiscal year and is comprised of (i) a 0.3% decrease in payroll expenses, (ii) a 0.2% decrease in advertising and promotional expenses and (iii) a 0.4% increase in other selling, general and administrative expenses.

     Interest expense Interest expense for the first quarter of fiscal 1998 decreased by $31,000 compared with the first quarter of the previous fiscal year.

Investment Income Investment income for the first quarter of fiscal 1998 increased by $50,000 compared with the first quarter of the previous fiscal year primarily as a result of an increase in invested funds during the period.

Income Taxes The provision for income taxes for the first quarter of fiscal 1998 was $4,690,000, for an effective tax rate of 37.7% of earnings before income taxes, compared with $3,035,000, for an effective tax rate of 37.5% of earnings before income taxes, for the first quarter of the previous fiscal year. The increase in the effective tax rate is primarily due to a modest increase in the effective state income tax rates.

Liquidity and Capital Resources

Financial position The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit agreement with a consortium of banks. At May 2, 1998, the Company's working capital was $83,788,000 compared with $50,182,000 at May 3, 1997. At the end of the first quarter of fiscal 1998 compared with the first quarter of the previous fiscal year, (i) cash, cash equivalents and investment securities increased by $16,901,000 and property and equipment increased by $9,500,000 and
(ii) inventories and accounts payable increased by $42,294,000 and $25,924,000, respectively, in anticipation of the summer selling season as well as an increase in the number of stores and a strategic build-up of inventory items. Trade payables, as a percent of inventories, were 65.8% at May 2, 1998 compared with 67.1% at May 3, 1997.

At May 2, 1998, the Company had an unsecured revolving line of credit from a consortium of banks, which provides for both cash borrowings for general corporate purposes and the issuance of letters of credit of up to an aggregate of $120,000,000 and expires on May 31, 1999. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments, capital expenditures and the payment of dividends. At May 2, 1998, the Company had no cash borrowings and $68,941,000 was outstanding for letters of credit compared with no cash borrowings and $62,035,000 outstanding for letters of credit at May 3, 1997. In addition, there were no cash borrowings during the first quarter of fiscal 1998 and 1997, respectively. Letters of credit outstanding averaged $58,744,000 during the first quarter of fiscal 1998 compared with $38,571,000 during the first quarter of fiscal 1997. The highest balance of letters of credit outstanding during the first quarter of fiscal 1998 and 1997 was $72,857,000 (in April 1998) and $62,035,000 (in May 1997),
respectively. Refer to Note 2 to Notes to Consolidated Financial Statements.

Cash flows Operating activities used cash of $23,268,000 in the first quarter of fiscal 1998 compared with $13,785,000 in the first quarter of the previous fiscal year. Cash used in operating activities during the first quarter of fiscal 1998 for seasonal inventory increases was $32,942,000 compared with $34,820,000 for the first quarter of the previous fiscal year. Accounts payable provided cash of $8,902,000 in the first quarter of fiscal 1998 compared with $17,187,000 for the first quarter of the previous fiscal year. Depreciation and amortization amounted to $3,191,000 in the first quarter of fiscal 1998 compared with $2,614,000 for the first quarter of the previous fiscal year.

Cash flows from investing activities for the first quarter of fiscal 1998 reflected a net use of cash amounting to $4,393,000 compared with $2,650,000 for the first quarter of the previous fiscal year. The cash was used primarily to fund capital expenditures incurred relating to new stores opened during the first quarter of fiscal 1998 and 1997.

     Cash provided by financing activities for the first quarter of fiscal 1998 was $11,428,000 compared with $2,698,000 for the first quarter of the previous fiscal year. The cash management program used by the Company provided cash of $8,204,000 in the first quarter of fiscal 1998 compared with $1,899,000 in the corresponding period of the previous fiscal year. The Company received $1,333,000 in cash and realized a tax benefit of $1,891,000 during the first quarter of fiscal 1998 compared with $550,000 in cash and a tax benefit of $249,000 during the first quarter of the previous fiscal year from the issuance of common stock upon the exercise of stock options.

Outlook The Company plans to open a total of 28 new stores, relocate or remodel approximately 10 to 12 stores and close two stores during fiscal 1998. During the second quarter to date, the Company opened three new stores and closed one store. Management estimates that capital expenditures of approximately $25,600,000 will be required for opening new stores, upgrading existing stores and purchasing computer systems and equipment as well as other capital expenditure requirements during the remainder of fiscal 1998.

The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that cash flows from operations, including credit terms from vendors, and the borrowings available under the credit agreement will be sufficient to meet the Company's operating and capital expenditure requirements.

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

A favorable by-product of the replacements or enhancements to the Company's core business systems, associated with a strategic plan initiated by the Company in 1995, is the assurance that the systems are or will be Year 2000 compliant. A Year 2000 task force, formed by the Company to address the Year 2000 issue, is evaluating all other programs and systems that may need to be upgraded or replaced to ensure their Year 2000 compliance.

The Company does not believe that its future costs relating to the Year 2000 issues will have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company is not yet in a position to assess whether its vendors and other business partners will attain Year 2000 compliance in a timely manner or the impact of any such non-compliance.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company has no material investments or risks in market risk sensitive instruments.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings  -  None
----------------------------

Item 2. -  Changes in Securities and Use of Proceeds  -  None
----------------------------------------------------

Item 3.  -  Defaults Upon Senior Securities  -  None

Item 4.  -  Submission of Matters to a Vote of Security Holders  -  None
---------------------------------------------------------------

Item 5.  -  Other Information  - None

Item 6.  -  Exhibits and Reports on Form 8-K
        a)   Exhibits -
              15      -              Accountants' Awareness Letter

              27      -              Financial Data Schedule

        b)   Reports on Form 8-K  -  None

                          GOODY'S FAMILY CLOTHING, INC.


                                   SIGNATURES


                    Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          GOODY'S FAMILY CLOTHING, INC.
                                  (Registrant)




             Date:    May 19, 1998                     /s/ Harry M. Call
                    ------------------------        --------------------
                                                    Harry M. Call
                                                    Director, President and
                                                    Chief Operating Officer



             Date:    May 19, 1998                     /s/ Edward R. Carlin
                    ------------------------        -----------------------
                                                    Edward R. Carlin
                                                    Executive Vice President,
                                                    Chief Financial Officer
                                                      and Secretary
                                                   (Principal Financial Officer)


             Date:    May 19, 1998                     /s/ David G. Peek
                    ------------------------        --------------------
                                                    David G. Peek
                                                    Vice President, Corporate
                                                    Controller and Chief
                                                    Accounting Officer
                                                  (Principal Accounting Officer)