Form 10-Q
period 1998-08-01
GOODYS FAMILY CLOTHING INC /TN
filed 1998-09-09
CIK 879123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                              ----------------------

                                    FORM 10-Q

(Mark One)
 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                August 1, 1998

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

Common Stock, no par value, 33,327,130 shares outstanding as of August 27, 1998.

                          Goody's Family Clothing, Inc.
                               Index to Form 10-Q
                                 August 1, 1998



Part I - Financial Information:

     Item 1 - Financial Statements

         Consolidated Statements of Operations.........................   3

         Consolidated Balance Sheets...................................   4

         Consolidated Statements of Cash Flows.........................   5

         Notes to Consolidated Financial Statements...................   6 - 7

         Independent Accountants' Review Report........................   8

     Item 2 - Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................   9 - 13

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk  13


Part II - Other Information.............................................  14

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  (a)  Exhibits
     Item 6.  (b)  Reports on Form 8-K


Signatures.............................................................. 15

PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1  - Consolidated Financial Statements

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Operations - Unaudited
(In thousands, except per share amounts)


                                                     Thirteen                            Twenty-six
                                                  Weeks Ended                           Weeks Ended
                                           August 1,           August 2,          August 1,         August 2,
                                             1998                1997               1998               1997
Sales                                     $    249,489       $    212,206       $    476,203      $    402,263
Cost of sales and occupancy expenses           178,345            154,036            337,139           289,116
Gross profit                                    71,144             58,170            139,064           113,147

Selling, general and administrative
   expenses                                     57,632             49,800            113,536            97,045
Earnings from operations                        13,512              8,370             25,528            16,102

Interest expense                                    87                 94                181               219
Investment income                                  462                392                998               878
Earnings before income taxes                    13,887              8,668             26,345            16,761

Provision for income taxes                       5,229              3,250              9,919             6,285

Net earnings                              $      8,658       $      5,418       $     16,426      $     10,476

Earnings per common share (a)
   Basic                                  $       0.26       $       0.17       $       0.49      $       0.32
   Diluted                                $       0.25       $       0.16       $       0.47      $       0.31

Weighted average common
shares outstanding (a)
   Basic                                        33,538             32,496             33,384            32,421
   Diluted                                      34,989             33,579             34,836            33,406



     (a) Earnings per share and related data for the periods ended August 2, 1997 have been restated to reflect a two-for-one stock split effected in July 1998.






     See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                               August 1,          January 31,        August 2,
                                                                 1998                1998               1997
                                                              (unaudited)                           (unaudited)

ASSETS
Current Assets
   Cash and cash equivalents                                 $     41,872        $     64,174      $     41,667
   Investments                                                          -               1,555             1,512
   Inventories                                                    201,295             151,667           153,653
   Accounts receivable and other current assets                    23,178              10,519            15,836
   Total current assets                                           266,345             227,915           212,668
Property and equipment, net                                       100,446              97,468            90,355
Other assets                                                        3,037               2,933             3,200

   Total assets                                              $    369,828        $    328,316      $    306,223


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                         $    126,420        $    105,231      $    118,530
    Accrued expenses                                               44,341              42,194            38,136
    Income taxes payable                                                -               6,674                -
    Current portion of long- term debt                                263                 263               239
    Total current liabilities                                     171,024             154,362           156,905
Long-term debt                                                        608                 608               871
Other long-term liabilities                                         3,381               3,023             2,639
Deferred income taxes                                              10,368              10,266             9,668
    Total liabilities                                             185,381             168,259           170,083

Commitments and Contingencies


Shareholders' Equity
    Preferred stock $1.00 par value;
      Authorized - 2,000,000 shares;
        Issued and outstanding - none
    Class B Common stock no par value;
      Authorized - 50,000,000 shares;
        Issued and outstanding - none
    Common stock no par value;
      Authorized - 50,000,000 shares;
        Issued  and outstanding- 33,326,130, 32,703,716
        and 32,590,214 shares, respectively                        28,034              25,097            24,560
Paid-in capital                                                     9,748               4,721             4,151
Retained earnings                                                 146,665             130,239           107,429
         Total shareholders' equity                               184,447             160,057           136,140

Total liabilities and shareholders' equity                   $    369,828        $    328,316      $    306,223


     See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc.  and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

                                                                                   Twenty-six Weeks Ended
                                                                                  August 1,          August 2,
                                                                                    1998                1997

Cash Flows from Operating Activities
Net earnings                                                                     $     16,426      $     10,476
Adjustments to reconcile net earnings to net cash used
  in operating activities:
     Depreciation and amortization                                                      6,587             5,522
     Net loss on asset disposals and write-down                                           649               488
     Changes in assets and liabilities:
         Inventories                                                                  (49,628)          (46,159)
         Accounts payable                                                              17,862            33,634
         Income taxes                                                                 (12,754)           (8,716)
         Other assets and liabilities                                                  (3,035)             (315)
             Cash used in operating activities                                        (23,893)           (5,070)

Cash Flows from Investing Activities
Acquisitions of property and equipment                                                (10,242)           (7,414)
Proceeds from sale of property and equipment                                                28                4
             Cash used in investing activities                                        (10,214)           (7,410)

Cash Flows from Financing Activities
Exercise of stock options                                                               7,964             2,088
Changes in cash management accounts                                                     3,841             8,743
             Cash provided by financing activities                                     11,805            10,831

Cash and cash equivalents
Net decrease for the period                                                           (22,302)           (1,649)
Balance, beginning of period                                                           64,174            43,316
Balance, end of period                                                           $     41,872      $     41,667

Supplemental Disclosures
     Income tax payments                                                         $     17,205      $     14,163
     Interest payments                                                                    133               151













     See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1)  Basis of Presentation

     The accompanying condensed consolidated financial statements of Goody's Family Clothing, Inc. and subsidiaries (the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's 1997 Annual Report on Form 10-K for its fiscal year ended January 31, 1998.

 (2) Credit Arrangements

     On May 26, 1998, the Company amended its credit agreement with a consortium of banks for an unsecured revolving line of credit which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to $130,000,000 and which expires on May 31, 2001. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin, as defined, (ii) letter of credit fees based on the number of days a letter of credit is outstanding times the applicable fee and (iii) an annual commitment fee payable quarterly in advance. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures.

(3)  Stock Split

In June 1998, the Company's Board of Directors authorized a two-for-one stock split to be effected as a dividend consisting of one share of the Company's common stock for each share outstanding. The stock dividend was paid on July 17, 1998 to shareholders of record at the close of business on July 1, 1998. All previously reported earnings per share and related data for the periods ended August 2, 1997 have been restated to reflect such two-for-one stock split.

(4)  Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" as required in the fourth quarter of fiscal 1997. Accordingly, all previously reported earnings per share and related data for the periods ended August 2, 1997 have been restated to conform to this new standard. Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding and potentially dilutive common shares (solely from the effect of stock options outstanding).

Goody's Family Clothing, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued
(Unaudited)

(5) Recent Accounting Pronouncements

Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131, which is effective beginning with the Company's fiscal year 1998, establishes new standards for reporting information about key segments by public enterprises. The Company does not expect the implementation of SFAS No. 131 to have an effect on its current reporting and disclosure practices.

Accounting for Costs of Computer Software

In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). SOP No. 98-1, which is effective beginning with the Company's fiscal year 1999, requires that costs incurred to develop or obtain software for internal use be capitalized. SOP No. 98-1 will be adopted for the Company's fiscal year ending January 29, 2000 and is not expected to have a material effect on the Company's financial statements.

 (6) Reclassifications

Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying condensed consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of August 1, 1998 and August 2, 1997 and the related consolidated statements of operations and cash flows for the thirteen and twenty-six week periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Goody's Family Clothing, Inc. and subsidiaries as of January 31, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 18, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP
Atlanta, Georgia
August 18, 1998

     Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, plans and estimates and involve material risks and uncertainties including, but not limited to, customer demand and trends in the apparel and retail industry and acceptance of merchandise acquired for sale by the Company, the effectiveness of planned advertising and promotional events, the impact of competitors' pricing and store expansion, the ability to enter into leases for new store locations, individual store performance, including new stores, adverse weather conditions, employee relations, the general economic conditions within the Company's markets and the effect of the Year 2000 issue on the Company and third parties who provide goods and services to the Company. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company's financial results may be found in the Company's public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Securities and Exchange Commission's web site, http://www.sec.gov.

Results of Operations

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

                                                             Thirteen                    Twenty-six
                                                           Weeks Ended                 Weeks Ended
                                                      August 1,    August 2,        August 1,   August 2,
                                                      1998            1997          1998          1997

    Sales                                            100.0%          100.0%        100.0%        100.0%
    Cost of  sales and occupancy expenses             71.5            72.6          70.8          71.9
    Gross profit                                      28.5            27.4          29.2          28.1
    Selling, general and administrative expenses      23.1            23.5          23.8          24.1
    Earnings from operations                           5.4             3.9           5.4           4.0
    Interest expense                                     -             -             0.1           -
    Investment income                                  0.2             0.2           0.2           0.2
    Earnings before income taxes                       5.6             4.1           5.5           4.2
    Provision for income taxes                         2.1             1.5           2.1           1.6
    Net earnings                                       3.5%            2.6%          3.4%          2.6%

     Thirteen Weeks Ended August 1, 1998 Compared with Thirteen Weeks Ended August 2, 1997

Overview - During the second quarter of fiscal 1998, the Company opened five new stores, relocated three stores, remodeled one store and closed one store, bringing the total number of stores in operation at August 1, 1998 to 233, compared with 212 at August 2, 1997. During the corresponding period of the previous fiscal year, the Company opened four new stores, relocated two stores and closed one store. Net earnings for the second quarter of fiscal 1998 were $8,658,000, or 3.5% of sales, compared with $5,418,000, or 2.6% of sales, for the second quarter of fiscal 1997.

Sales - Sales for the second quarter of fiscal 1998 were $249,489,000, a 17.6% increase over the $212,206,000 in sales for the second quarter of fiscal 1997. This increase of $37,283,000 consisted of (i) a 6.6% increase in comparable store sales of $13,307,000 over such sales for the corresponding period of the previous fiscal year and (ii) additional sales from new and transition stores of $23,976,000. Sales for the thirteen weeks ended August 1, 1998 were driven by continuing customer acceptance of certain brand-name and private label merchandise.

Gross Profit - Gross profit for the second quarter of fiscal 1998 was $71,144,000, or 28.5% of sales, a $12,974,000 increase over the $58,170,000 in gross profit, or 27.4% of sales, generated for the second quarter of the previous fiscal year. The 1.1% increase in gross profit, as a percent of sales, in the second quarter of fiscal 1998 compared with the second quarter of fiscal 1997 consists of (i) a decrease in cost of sales by 0.9% as a result of better inventory management and control and continuing customer acceptance of certain key merchandise items, including private label merchandise, and (ii) a decrease in primarily fixed occupancy costs by 0.2% due to a substantial increase in sales for the second quarter of fiscal 1998.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the second quarter of fiscal 1998 were $57,632,000, or 23.1% of sales, an increase of $7,832,000 from $49,800,000, or 23.5% of sales, for the second quarter of fiscal 1997. The 0.4% decrease in selling, general and administrative expenses, as a percent of sales, for the second quarter of fiscal 1998 compared with the second quarter of fiscal 1997 resulted from (i) a 0.4% decrease in advertising and promotional expenses and (ii) a 0.3% decrease in payroll expenses which were offset by (x) a 0.2% increase in the provision for store relocation costs and (y) a 0.1% increase in other selling, general and administrative expenses.

     Interest Expense - Interest expense for the second quarter of fiscal 1998 decreased by $7,000 compared with the second quarter of the previous fiscal year.

Investment Income - Investment income for the second quarter of fiscal 1998 increased by $70,000 compared with the second quarter of the previous fiscal year primarily as a result of an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the second quarter of fiscal 1998 was $5,229,000, an effective tax rate of 37.7% of earnings before income taxes, compared with $3,250,000, an effective tax rate of 37.5% of earnings before income taxes, for the second quarter of the previous fiscal year. The increase in the effective tax rate is primarily due to a modest increase in the combined state income tax rates.

     Twenty-Six Weeks Ended August 1, 1998 Compared with Twenty-Six Weeks Ended August 2, 1997

Overview - During the twenty-six weeks ended August 1, 1998, the Company opened 12 new stores, relocated four stores, remodeled two stores and closed two stores, bringing the total number of stores in operation at August 1, 1998 to 233, compared with 212 at August 2, 1997. During the corresponding period of the previous fiscal year, the Company opened 11 new stores, relocated four stores and closed two stores. Net earnings for the twenty-six weeks ended August 1, 1998 were $16,426,000, or 3.4% as a percent of sales, compared with $10,476,000, or 2.6% as a percent of sales, for the twenty-six weeks ended August 2, 1997.

Sales - Sales for the twenty-six weeks ended August 1, 1998 were $476,203,000, an 18.4% increase over the $402,263,000 in sales for the corresponding period of the previous fiscal year. This increase of $73,940,000 consisted of (i) a 6.9% increase in comparable store sales of $26,451,000 over such sales for the corresponding period of the previous fiscal year and (ii) additional sales from new and transition stores of $47,489,000. Sales for the twenty-six weeks ended August 1, 1998 were driven by continuing customer acceptance of certain brand-name and private label merchandise.

Gross Profit - Gross profit for the twenty-six weeks ended August 1, 1998 was $139,064,000, or 29.2% of sales, a $25,917,000 increase over the $113,147,000 in gross profit, or 28.1% of sales, generated for the corresponding period of the previous fiscal year. The 1.1% increase in gross profit, as a percent of sales, for the twenty-six weeks ended August 1, 1998 compared with the twenty-six weeks ended August 2, 1997 resulted from (i) a 0.9% increase in gross margins as a result of better inventory management and control and continuing customer acceptance of certain key merchandise items, including private label merchandise, and (ii) a 0.2% decrease in primarily fixed occupancy costs resulting from leverage achieved from higher sales.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the twenty-six weeks ended August 1, 1998 were $113,536,000, or 23.8% of sales, an increase of $16,491,000 from $97,045,000, or
24.1% of sales, for the corresponding period of the previous fiscal year. The 0.3% decrease in selling, general and administrative expenses, as a percent of sales, for the twenty-six weeks ended August 1, 1998 compared with the twenty-six weeks ended August 2, 1997 resulted from (i) a 0.3% decrease in advertising and promotional expenses and (ii) a 0.3% decrease in payroll expenses which were offset by (x) a 0.2% increase in the provision for store relocation costs and (y) a 0.1% increase in other selling, general and administrative expenses.

     Interest Expense - Interest expense for the twenty-six weeks ended August 1, 1998 decreased by $38,000 compared with the corresponding period of the previous fiscal year.

Investment Income - Investment income for the twenty-six weeks ended August 1, 1998 increased by $120,000 compared with the corresponding period of the previous fiscal year primarily as a result of an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the twenty-six weeks ended August 1, 1998 was $9,919,000, an effective tax rate of 37.7% of earnings before income taxes, compared with $6,285,000, an effective tax rate of 37.5% of earnings before income taxes, for the corresponding period of the previous fiscal year. The increase in the effective tax rate is primarily due to a modest increase in the effective state income tax rates.

Liquidity and Capital Resources

Financial Position - The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors and borrowings under its credit agreement. At August 1, 1998, the Company's working capital was $95,321,000 compared with $55,763,000 at August 2, 1997. For the twenty-six week period ended August 1, 1998 compared with the corresponding period of the previous year, (i) cash, cash equivalents and investment securities decreased by $1,307,000, (ii) net property and equipment increased by $10,091,000, (iii) inventories increased by $47,642,000 and (iv) accounts payable increased by $7,890,000. The increase in inventories was primarily due to (i) inventories for new stores and (ii) the strategic build-up of inventory for certain new merchandise categories in all stores. Trade payables as a percent of inventories decreased to 62.8% at August 1, 1998 as compared with 77.1% at August 2, 1997.

At August 1, 1998, the Company had an unsecured revolving line of credit from a consortium of banks, which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to $130,000,000 and which expires on May 31, 2001. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures. At August 1, 1998, the Company had no cash borrowings under this credit agreement and $68,840,000 was in use for outstanding letters of credit, compared with no cash borrowings and $64,466,000 utilized for outstanding letters of credit at August 2, 1997. In addition, there were no cash borrowings during the twenty-six weeks ended August 1, 1998 and August 2, 1997. Letters of credit outstanding averaged $66,988,000 during the twenty-six weeks ended August 1, 1998 compared with $53,984,000 during the twenty-six weeks ended August 2, 1997. The highest balance of letters of credit outstanding during the twenty-six weeks ended August 1, 1998 was $80,142,000 (in May 1998) compared with $71,900,000 (in June 1997) during the twenty-six weeks ended August 2, 1997.

Cash Flows - Operating activities used cash of $23,893,000 in the twenty-six weeks ended August 1, 1998 compared with $5,070,000 used in the corresponding period of the previous fiscal year. Cash used for increases in inventory during the twenty-six weeks ended August 1, 1998 and August 2, 1997 were $49,628,000 and $46,159,000, respectively. Accounts payable provided cash of $17,862,000 and $33,634,000 in the twenty-six weeks ended August 1, 1998 and August 2, 1997, respectively. Depreciation and amortization expenses were $6,587,000 and $5,522,000 for the twenty-six weeks ended August 1, 1998 and August 2, 1997, respectively.

Cash flows from investing activities reflected a $10,214,000 and $7,410,000 net use of cash for the twenty-six weeks ended August 1, 1998 and August 2, 1997, respectively. Cash was used primarily to fund capital expenditures for new and existing stores as well as relocated and remodeled stores during the first twenty-six weeks of fiscal 1998 and 1997.

Cash provided by financing activities for the twenty-six weeks ended August 1, 1998 was $11,805,000 compared with $10,831,000 for the corresponding period of the previous fiscal year. Cash management programs maintained by the Company provided cash of $3,841,000 in the twenty-six weeks ended August 1, 1998 compared with $8,743,000 for the corresponding period of the previous fiscal year. During the twenty-six weeks ended August 1, 1998, the Company received $2,937,000 in cash and realized a tax benefit of $5,027,000, compared with $1,196,000 in cash and a tax benefit of $892,000 during the corresponding period of the previous year from the issuance of common stock upon the exercise of stock options.

Outlook - The Company plans to open approximately 28 to 30 new stores, relocate or remodel approximately 10 to 12 stores, close two stores and open four temporary stores in four new test markets during fiscal 1998. During the third quarter to date, the Company has opened five new stores and remodeled one store. Management estimates that capital expenditures aggregating approximately $20,000,000 will be required for opening new and temporary stores, relocating or remodeling existing stores, purchasing computer systems and equipment and for other capital expenditure requirements during the remainder of fiscal 1998.

The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and normal operating expenses. Management believes that cash flows from operations, including credit terms from vendors and the borrowings available under the credit agreement, will be sufficient to meet the Company's operating and capital expenditure requirements through at least the remainder of fiscal 1998.

Impact of the Year 2000 Issue

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

The State of Readiness

In the normal course of business, the Company initiated plans for replacements or enhancements to its core business systems in fiscal 1996 which would also be Year 2000 compliant. During fiscal 1998, the Company established an oversight committee, consisting of individuals from each of its functional areas, to review all of the Company's computer systems and programs, as well as the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the year 2000. This committee meets regularly to review the progress of the Company's Year 2000 compliance issues. Based on this review, the Company has determined that a significant portion of its computer systems and programs still needs to be modified or replaced and tested to ensure that they are Year 2000 compliant. The Company is currently utilizing significant internal and external resources to modify or replace and test its various software programs and systems for Year 2000 compliance. The Company anticipates that it will complete the Year 2000 project during the first half of fiscal 1999 and believes that all of its Year 2000 compliance issues will be adequately addressed with the planned modifications, replacements and testing. However, if such modifications, replacements and testing are not completed before the year 2000, there could be a material adverse impact on the Company.

 In addition, the Company has contacted its significant suppliers and other service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There can be no guarantee that the computer systems of these third parties on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company. The Company is not yet in a position to assess any third party's compliance efforts with the Year 2000 issues or the impact on the Company if any third party's Year 2000 compliance efforts fail.

Costs to Address Year 2000 Issues

During the twenty-six weeks ended August 1, 1998, the costs incurred by the Company for Year 2000 issues amounted to approximately $140,000, including $110,000 for external and existing internal resources that were expensed as incurred. The remaining costs of compliance for the Company are estimated at $1,200,000, which primarily consist of (i) $200,000 for the purchase of capitalizable software and hardware and (ii) $1,000,000 representing external and existing internal resources that will be expensed as incurred. The Company does not believe that the costs relating to the Year 2000 issues will have a material adverse impact on the Company.

Risks of Year 2000 Issues

The costs of the project and the date on which the Company plans to complete the Year 2000 modifications and replacements to its systems are based on management's best estimates, utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the failure of third parties on which the Company relies and similar uncertainties.

Contingency Plans

In an attempt to mitigate the above risks, the Company is in the process of developing contingency plans for its core systems applications and any unplanned interruptions arising from the date change as well as from the failure of any third party's compliance.

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

The Company held its Annual Meeting of Shareholders (the "Meeting") on June 17, 1998 at which the election of directors was submitted to a vote of shareholders.

At the Meeting, the following persons were elected as directors of the Company for three year terms expiring at the 2001 Annual Meeting of Shareholders:

Robert M. Goodfriend - 15,202,043 shares of common stock were voted in favor of his election; 98,669 shares of common stock were withheld; and 1,185,378 shares of common stock were not voted.

Robert F. Koppel - 15,200,392 shares of common stock were voted in favor of his election; 100,320 shares of common stock were withheld; and 1,185,378 shares of common stock were not voted.

The other directors of the Company include Irwin L. Lowenstein and Cheryl L. Turnbull, whose terms expire at the 1999 Annual Meeting of Shareholders, and Harry M. Call and Samuel J. Furrow, whose terms expire at the 2000 Annual Meeting of Shareholders.

Item 5.  -  Other Information  - None

Item 6.  -  Exhibits and Reports on Form 8-K
        a)   Exhibits -

     10.51 Third Amendment Agreement dated May 26, 1998 between the Registrant, GOODY'S MS, L.P., GOODY'S IN, L.P., GFCTX, L.P., GFCTN, L.P., GFCGA, L.P. and GFC FS, Inc. as borrowers, TREBOR of TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. as guarantors, Lenders as identified therein and First Tennessee Bank National Association as Administrative Agent.

     10.52 Employment Agreement between Goody's Family Clothing,  Inc. and Harry
M. Call dated May 20, 1998.

     10.53 Employment Agreement between Goody's Family Clothing, Inc. and Edward
R. Carlin dated May 20, 1998.

     10.54 Employment Agreement between Goody's Family Clothing, Inc. and Thomas
R. Kelly, Jr. dated May 20, 1998.

     10.55 Employment Agreement between Goody's Family Clothing,  Inc. and David
R. Mullins dated May 20, 1998.

     11      Statement re: Computation of Per Share Earnings

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





                                                   GOODY'S FAMILY CLOTHING, INC.
                                                                    (Registrant)




             Date:    September 9, 1998   /s/ Harry M. Call
                                          Harry M. Call
                                          Director, President and
                                          Chief Operating Officer



             Date:    September 9, 1998   /s/ Edward R. Carlin
                                          Edward R. Carlin
                                          Executive Vice President,
                                          Chief Financial Officer and Secretary
                                          (Principal Financial Officer)



             Date:    September 9, 1998   /s/ David G. Peek
                                          David G. Peek
                                          Vice President, Corporate Controller
                                          and Chief Accounting Officer
                                          (Principal Accounting Officer)