Form 10-Q
period 1998-10-31
GOODYS FAMILY CLOTHING INC /TN
filed 1998-12-03
CIK 879123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                October 31, 1998
------------------------------------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, no par value, 33,330,630 shares outstanding as of December 3, 1998.

                          Goody's Family Clothing, Inc.
                               Index to Form 10-Q
                     Quarterly Period Ended October 31, 1998



Part I - Financial Information:

     Item 1 - Financial Statements

         Consolidated Statements of Operations.......................   3

         Consolidated Balance Sheets.................................   4

         Consolidated Statements of Cash Flows.......................   5

         Notes to Consolidated Financial Statements..................   6 - 7

         Independent Accountants' Review Report......................   8

     Item 2 - Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................   9 - 14

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk  14


Part II - Other Information.............................................  15
          -----------------

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  (a)  Exhibits
     Item 6.  (b)  Reports on Form 8-K


Signatures.............................................................. 16

PART 1 - FINANCIAL INFORMATION

-----------------------------------------------------------------------------

Item 1  - Consolidated Financial Statements

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Operations - Unaudited
(In thousands, except per share amounts)

                                                     Thirteen                            Thirty-nine
                                                  Weeks Ended                           Weeks Ended
                                           October 31,       November 1,        October 31,       November 1,
                                             1998                1997               1998               1997
                                          -------------      ------------       -------------     ------------

Sales                                     $    251,335       $    234,908       $    727,538      $    637,171
Cost of sales and occupancy expenses           186,789            172,874            523,928           461,990
                                          ------------       ------------       ------------      ------------
Gross profit                                    64,546             62,034            203,610           175,181

Selling, general and administrative
   expenses                                     59,614             53,335            173,150           150,380
                                          ------------       ------------       ------------      ------------
Earnings from operations                         4,932              8,699             30,460            24,801

Interest expense                                    99                151                280               370
Investment income                                  407                308              1,405             1,186
                                          ------------       ------------       ------------      ------------
Earnings before income taxes                     5,240              8,856             31,585            25,617

Provision for income taxes                       1,973              3,321             11,892             9,606
                                          ------------       ------------       ------------      ------------

Net earnings                              $      3,267       $      5,535       $     19,693      $     16,011
                                          ============       ============       ============      ============

Earnings per common share
   Basic                                  $       0.10       $       0.17       $       0.59      $       0.49
                                          ============       ============       ============      ============
   Diluted                                $       0.10       $       0.16       $       0.57      $       0.48
                                          ============       ============       ============      ============

Weighted average common
shares outstanding
   Basic                                        33,328             32,651             33,099            32,498
                                          ============       ============       ============      ============
   Diluted                                      34,322             33,950             34,393            33,587
                                          ============       ============       ============      ============









See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                               October 31,        January 31,       November 1,
                                                                 1998                1998               1997
                                                              (unaudited)                           (unaudited)
                                                              -----------        -----------        ----------

ASSETS
Current Assets
   Cash and cash equivalents                                 $     27,371        $     64,174      $     28,947
   Investments                                                          -               1,555             1,518
   Inventories                                                    266,384             151,667           215,234
   Accounts receivable and other current assets                    21,458              10,519            17,153
                                                             ------------        ------------      ------------
   Total current assets                                           315,213             227,915           262,852
Property and equipment, net                                       104,193              97,468            96,376
Other assets                                                        3,030               2,933             3,205
                                                             ------------        ------------      ------------

   Total assets                                              $    422,436        $    328,316      $    362,433
                                                             ============        ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                         $    172,580        $    105,231      $    134,845
    Accrued expenses                                               46,678              42,194            46,404
    Income taxes payable                                              544               6,674                -
    Current portion of long-term debt                                 263                 263               239
                                                             ------------        ------------      ------------
    Total current liabilities                                     220,065             154,362           181,488
Long-term debt                                                        608                 608            25,871
Other long-term liabilities                                         3,476               3,023             2,757
Deferred income taxes                                              10,528              10,266             9,659
                                                             ------------        ------------      ------------
    Total liabilities                                             234,677             168,259           219,775
                                                             ------------        ------------      ------------

Commitments and Contingencies


Shareholders' Equity
    Preferred stock $1.00 par value;
      Authorized - 2,000,000 shares;
        Issued and outstanding - none
    Class B Common stock no par value;
      Authorized - 50,000,000 shares;
        Issued and outstanding - none
    Common stock no par value;
      Authorized - 50,000,000 shares;
        Issued and outstanding - 33,330,430, 32,703,716
        and 32,691,016 shares, respectively                        28,063              25,097            25,037
Paid-in capital                                                     9,764               4,721             4,657
Retained earnings                                                 149,932             130,239           112,964
                                                             ------------        ------------      ------------
         Total shareholders' equity                               187,759             160,057           142,658
                                                             ------------        ------------      ------------

Total liabilities and shareholders' equity                   $    422,436        $    328,316      $    362,433
                                                             ============        ============      ============


See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc.  and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

                                                                                   Thirty-nine Weeks Ended
                                                                                  October 31,      November 1,
                                                                                    1998                1997
                                                                                 ------------       -----------

Cash Flows from Operating Activities
Net earnings                                                                       $   19,693      $     16,011
Adjustments to reconcile net earnings to net cash used
  in operating activities:
     Depreciation and amortization                                                     10,140             8,438
     Net loss on asset disposals and write-down                                           719               581
     Changes in assets and liabilities:
         Inventories                                                                 (114,717)         (107,740)
         Accounts payable                                                              42,983            58,609
         Income taxes                                                                 (13,218)           (8,619)
         Other assets and liabilities                                                   3,617             6,395
                                                                                 ------------      -------------
             Cash used in operating activities                                        (50,783)          (26,325)
                                                                                 -------------     -------------

Cash Flows from Investing Activities
Acquisitions of property and equipment                                                (17,622)          (16,452)
Proceeds from sale of property and equipment                                               38                12
                                                                                 ------------      ------------
             Cash used in investing activities                                        (17,584)          (16,440)
                                                                                 -------------     -------------

Cash Flows from Financing Activities
Net advances on long-term debt                                                              -            25,000
Exercise of stock options                                                               8,009             3,046
Changes in cash management accounts                                                    23,555               350
                                                                                 ------------      ------------
             Cash provided by financing activities                                     31,564            28,396
                                                                                 ------------      ------------

Cash and cash equivalents
Net decrease for the period                                                           (36,803)          (14,369)
Balance, beginning of period                                                           64,174            43,316
                                                                                 ------------      -------------
Balance, end of period                                                           $     27,371      $     28,947
                                                                                 ============      =============

Supplemental Disclosures
     Income tax payments                                                         $     20,022      $     16,857
     Interest payments                                                                    212               199













See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1)  Basis of Presentation

     The accompanying condensed consolidated financial statements of Goody's Family Clothing, Inc. and subsidiaries (the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's 1997 Annual Report on Form 10-K for its fiscal year ended January 31, 1998.

 (2) Credit Arrangements

In May 1998, the Company amended its credit agreement with a consortium of banks for an unsecured revolving line of credit which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to $130,000,000 and which expires in May 2001. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin, as defined, (ii) letter of credit fees based on the number of days a letter of credit is outstanding times the applicable fee and (iii) an annual commitment fee payable quarterly in advance. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures.

(3)  Earnings per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" as required in the fourth quarter of fiscal 1997. Accordingly, all previously reported earnings per share and related data for the periods ended November 1, 1997 have been restated to conform to this new standard. Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding and potentially dilutive common shares (solely from the effect of stock options outstanding).

In June 1998, the Company's Board of Directors authorized a two-for-one stock split to be effected as a dividend consisting of one share of the Company's common stock for each share outstanding. The stock dividend was paid on July 17, 1998 to shareholders of record at the close of business on July 1, 1998. All previously reported earnings per share and related data for the periods ended November 1, 1997 have been restated to reflect such two-for-one stock split.

Goody's Family Clothing, Inc. and Subsidiaries
Notes to Consolidated Financial Statements - continued
(Unaudited)

(4) Recent Accounting Pronouncements

Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131, which was effective beginning with the Company's fiscal year 1998, establishes new standards for reporting information about key segments by public enterprises. The Company does not expect the implementation of SFAS No. 131 to have an effect on its current reporting and disclosure practices.

Accounting for Costs of Computer Software

In March 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1"). SOP No. 98-1, which is effective beginning with the Company's fiscal year 1999, requires that certain costs incurred to develop or obtain software for internal use be capitalized. SOP No. 98-1 will be adopted for the Company's fiscal year ending January 29, 2000 and is not expected to have a material effect on the Company's financial statements.

 (5) Reclassifications

Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying condensed consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of October 31, 1998 and November 1, 1997 and the related consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/Deloitte & Touche LLP
Atlanta, Georgia
November 17, 1998

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, plans and estimates and involve material risks and uncertainties including, but not limited to, weather conditions, customer demand and trends in the apparel and retail industry and acceptance of merchandise acquired for sale by the Company, the effectiveness of advertising and promotional events, the impact of competitors' pricing and promotional activity and store expansion, the ability to enter into leases for new store locations, individual store performance, including new stores, employee relations, the general economic conditions within the Company's markets and the effect of the Year 2000 issue on the Company and third parties who provide goods and services to the Company. Any "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analysis of the Company, its business and the industry as a whole. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company's financial results may be found in the Company's public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Securities and Exchange Commission's web site, http://www.sec.gov.

Results of Operations

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

                                                     Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                                   October 31,    November 1,       October 31,    November 1,
                                                      1998            1997             1998            1997
                                                   ------------   ------------      ------------   ------------

    Sales                                              100.0%        100.0%           100.0%           100.0%
    Cost of sales and occupancy expenses                74.3          73.6             72.0             72.5
                                                   ---------      --------          -------        ---------
    Gross profit                                        25.7          26.4             28.0             27.5
    Selling, general, and administrative expenses       23.7          22.7             23.8             23.6
                                                   ---------      --------          -------        ---------
    Earnings from operations                             2.0           3.7              4.2              3.9
    Interest expense                                     0.1           -                0.1              0.1
    Investment income                                    0.2           0.1              0.2              0.2
                                                   ---------      --------          -------        ---------
    Earnings before income taxes                         2.1           3.8              4.3              4.0
    Provision for income taxes                           0.8           1.4              1.6              1.5
                                                   ---------      --------          -------        ---------
    Net earnings                                         1.3%          2.4%             2.7%             2.5%
                                                   =========      ========          =======        =========

Thirteen Weeks Ended October 31, 1998, Compared with Thirteen Weeks Ended November 1, 1997

Overview - During the third quarter of fiscal 1998, the Company opened nine new stores, relocated one store and remodeled one store. In addition, the Company opened four temporary stores in four new test markets during the third quarter of fiscal 1998, bringing the total number of stores in operation at October 31, 1998 to 246, compared with 218 at November 1, 1997. During the third quarter of fiscal 1997, the Company opened eight new stores, relocated four stores, remodeled two stores and closed two stores. Net earnings for the third quarter of fiscal 1998 were $3,267,000, or 1.3% of sales, compared with $5,535,000, or 2.4% of sales, for the third quarter of fiscal 1997.

Sales - Sales for the third quarter of fiscal 1998 were $251,335,000, a 7.0% increase over the $234,908,000 in sales for the third quarter of fiscal 1997. This increase of $16,427,000 primarily consisted of additional sales from new and transition stores of $24,805,000 which were offset by a 3.9% decrease in comparable store sales of $8,378,000. Comparable store sales by month in the third quarter of fiscal 1998 reflected an increase of 3.8% in August and decreases of 8.0% in September and 7.3% in October compared with the corresponding months in the third quarter of fiscal 1997. The Company believes that the decrease in the comparable store sales for the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997 was primarily due to unseasonably hot weather conditions which prevailed in its markets.

     Gross Profit - Gross profit for the third quarter of fiscal 1998 was $64,546,000, or 25.7% of sales, a $2,512,000 increase over the $62,034,000 in gross profit, or 26.4% of sales, generated for the third quarter of fiscal 1997. The 0.7% decrease in gross profit, as a percent of sales, in the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997 primarily consists of (i) a 0.4% increase in cost of sales driven by an increase in the mix of products sold of lower margin bottoms merchandise compared with the corresponding period of the previous fiscal year and (ii) a 0.3% increase in occupancy costs which were not leveraged due to the shortfall in comparable store sales.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the third quarter of fiscal 1998 were $59,614,000, or 23.7% of sales, an increase of $6,279,000 from $53,335,000, or 22.7% of sales, for the third quarter of fiscal 1997. The 1.0% increase in selling, general and administrative expenses, as a percent of sales, for the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997 resulted primarily from increases in (i) store salaries of 0.6%, (ii) advertising and promotional expenses of 0.5%, (iii) employee benefits of 0.3% and (iv) depreciation and amortization expenses of 0.2%. These increases were offset by a 0.6% decrease in the Company's Short-Term Incentive Plan bonus expense for the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997.

Interest Expense - Interest expense for the third quarter of fiscal 1998 decreased by $52,000 compared with the third quarter of fiscal 1997 primarily as a result of lower borrowings during the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997.

Investment Income - Investment income for the third quarter of fiscal 1998 increased by $99,000 compared with the third quarter of fiscal 1997 primarily as a result of an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the third quarter of fiscal 1998 was $1,973,000, an effective tax rate of 37.7% of earnings before income taxes, compared with $3,321,000, an effective tax rate of 37.5% of earnings before income taxes, for the third quarter of fiscal 1997. The increase in the effective tax rate is primarily due to a modest increase in the combined state income tax rates.

Thirty-Nine Weeks Ended October 31, 1998 Compared with Thirty-Nine Weeks Ended November 1, 1997

Overview - During the thirty-nine weeks ended October 31, 1998, the Company opened 21 new stores, relocated five stores, remodeled three stores and closed two stores. In addition, the Company opened four temporary stores in four new test markets during the third quarter of fiscal 1998, bringing the total number of stores in operation at October 31, 1998 to 246, compared with 218 at November 1, 1997. During the corresponding period of the previous fiscal year, the Company opened 19 new stores, relocated eight stores, remodeled two stores and closed four stores. Net earnings for the thirty-nine weeks ended October 31, 1998 were $19,693,000, or 2.7% as a percent of sales, compared with $16,011,000, or 2.5% as a percent of sales, for the thirty-nine weeks ended November 1, 1997.

Sales  -  Sales  for  the   thirty-nine   weeks  ended  October  31,  1998  were
$727,538,000,   a  14.2%  increase  over  the  $637,171,000  in  sales  for  the corresponding period of the previous fiscal year. This increase of $90,367,000 consisted of (i) an increase in comparable store sales of $18,072,000, or 3.0%, over such sales for the corresponding period of the previous fiscal year and
(ii) additional sales from new and transition stores of $72,295,000. Sales for the thirty-nine weeks ended October 31, 1998 were driven by customer acceptance of certain brand-name and private label merchandise during the first six months of fiscal 1998 and were offset by the comparable store sales decrease in the third quarter of fiscal 1998.

Gross Profit - Gross profit for the thirty-nine weeks ended October 31, 1998 was $203,610,000, or 28.0% of sales, a $28,429,000 increase over the $175,181,000 in gross profit, or 27.5% of sales, generated for the corresponding period of the previous fiscal year. The 0.5% increase in gross profit, as a percent of sales, for the thirty-nine weeks ended October 31, 1998 compared with the thirty-nine weeks ended November 1, 1997 resulted primarily from an increase in gross margins during the first six months of fiscal 1998 and was offset by the decrease in gross margins in the third quarter of fiscal 1998.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the thirty-nine weeks ended October 31, 1998 were $173,150,000, or 23.8% of sales, an increase of $22,770,000 from $150,380,000, or 23.6% of sales, for the corresponding period of the previous fiscal year. The 0.2% increase in selling, general and administrative expenses, as a percent of sales, for the thirty-nine weeks ended October 31, 1998 compared with the thirty-nine weeks ended November 1, 1997 resulted primarily from increases in
(i) store relocation expenses of 0.1%, (ii) depreciation and amortization expenses of 0.1% and (iii) other selling, general and administrative expenses of 0.2% which were not leveraged due to the shortfall in comparable store sales. These increases were offset by a 0.2% decrease in the Company's Short-Term Incentive Plan bonus expense for the thirty-nine weeks ended October 31, 1998 compared with the thirty-nine weeks ended November 1, 1997.

Interest Expense - Interest expense for the thirty-nine weeks ended October 31, 1998 decreased by $90,000 compared with the corresponding period of the previous fiscal year primarily as a result of lower borrowings during the thirty-nine weeks ended October 31, 1998 compared with the corresponding period of the previous fiscal year.

Investment Income - Investment income for the thirty-nine weeks ended October 31, 1998 increased by $219,000 compared with the corresponding period of the previous fiscal year primarily as a result of an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the thirty-nine weeks ended October 31, 1998 was $11,892,000, an effective tax rate of 37.7% of earnings before income taxes, compared with $9,606,000, an effective tax rate of 37.5% of earnings before income taxes, for the corresponding period of the previous fiscal year. The increase in the effective tax rate is primarily due to a modest increase in the effective state income tax rates.

Liquidity and Capital Resources

Financial Position - The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors and borrowings under its credit agreement. At October 31, 1998, the Company's working capital was $95,148,000 compared with $81,364,000 at November 1, 1997. For the thirty-nine week period ended October 31, 1998 compared with the corresponding period of the previous year, (i) cash, cash equivalents and investment securities decreased by $3,094,000, (ii) net property and equipment increased by $7,817,000, (iii) inventories increased by $51,150,000 and (iv) accounts payable increased by $37,735,000. The increase in inventories was primarily due to (i) a shortfall in comparable store sales during the third quarter of fiscal 1998, (ii) the early receipt of private label merchandise and (iii) inventories for new and transition stores. Trade payables as a percent of inventories increased to 64.8% at October 31, 1998 as compared with 62.7% at November 1, 1997.

     At October 31, 1998, the Company had an unsecured revolving line of credit from a consortium of banks, which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to $130,000,000 and which expires on May 31, 2001. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures. At October 31, 1998, the Company had no cash borrowings under this credit agreement and $61,423,000 was in use for outstanding letters of credit, compared with $25,000,000 outstanding for cash borrowings and $48,812,000 utilized for outstanding letters of credit at November 1, 1997. In addition, there were no cash borrowings during the thirty-nine weeks ended October 31, 1998 compared with an average cash borrowings of $1,484,000 during the thirty-nine weeks ended November 1, 1997 (with the highest balance of $25,000,000 in October 1997). Letters of credit outstanding averaged $69,477,000 during the thirty-nine weeks ended October 31, 1998 compared with $56,075,000 during the thirty-nine weeks ended November 1, 1997. The increase in the outstanding average balance of letters of credit is due to the increased emphasis on private label import merchandise programs and new stores. The highest balance of letters of credit outstanding during the thirty-nine weeks ended October 31, 1998 was $84,090,000 (in September 1998) compared with $71,937,000 (in June 1997) during the thirty-nine weeks ended November 1, 1997.

Cash Flows - Operating activities used cash of $50,783,000 in the thirty-nine weeks ended October 31, 1998 compared with $26,325,000 used in the corresponding period of the previous fiscal year. Cash used for increases in inventory during the thirty-nine weeks ended October 31, 1998 and November 1, 1997 were $114,717,000 and $107,740,000, respectively. Accounts payable provided cash of $42,983,000 and $58,609,000 in the thirty-nine weeks ended October 31, 1998 and November 1, 1997, respectively. Depreciation and amortization expenses were $10,140,000 and $8,438,000 for the thirty-nine weeks ended October 31, 1998 and November 1, 1997, respectively.

Cash flows from investing activities reflected a $17,584,000 and $16,440,000 net use of cash for the thirty-nine weeks ended October 31, 1998 and November 1, 1997, respectively. Cash was used primarily to fund capital expenditures for new and existing stores as well as relocated and remodeled stores during the first thirty-nine weeks of fiscal 1998 and 1997.

Cash provided by financing activities for the thirty-nine weeks ended October 31, 1998 was $31,564,000 compared with $28,396,000 for the corresponding period of the previous fiscal year. Cash management programs maintained by the Company provided cash of $23,555,000 in the thirty-nine weeks ended October 31, 1998 compared with $350,000 for the corresponding period of the previous fiscal year. During the thirty-nine weeks ended October 31, 1998, the Company received
$2,966,000 in cash and realized a tax benefit of $5,043,000, compared with $1,649,000 in cash and a tax benefit of $1,397,000 during the corresponding period of the previous year from the issuance of common stock upon the exercise of stock options.

     Outlook - The Company's comparable store sales decreased by 8.0% in September 1998, 7.3% in October 1998 and 10.0% in November 1998 as compared with the corresponding months of the previous fiscal year and, as a result, the Company has more inventories on hand than anticipated at the end of November 1998. The Company believes that these sales declines are due primarily to the unseasonably hot weather conditions which prevailed in its markets. The Company, where possible, is reducing future commitments for merchandise purchases. The Company also made the strategic decision to warehouse certain unopened merchandise, purchased for sale during the 1998 fall season and costing approximately $10,000,000 to $12,000,000, until the beginning of the 1999 fall season. For the balance of the 1998 winter season, the Company will be much more aggressive in its merchandise pricing and promotional activities, which will have a negative effect on gross margins and selling, general and administrative expenses. Accordingly, fourth quarter fiscal 1998 results are expected to be significantly lower than last year's fourth quarter results.

     None the less, management continues to believe in its long-term strategies which generally include (i) increasing its store square footage a minimum of 10% a year, (ii) improving its merchandise margins by reducing its dependence on low margin products, such as basic denim and emphasizing higher margin products,
(iii) modestly expanding its private label import program providing quality products with designer looks to its customers at value prices and (iv) leveraging selling, general and administrative expenses through comparable store sales growth, new store sales growth and expense management programs.

     During fiscal November 1998, the Company completed its plans to open 31 new stores, five temporary stores in five new test markets, relocate or remodel 10 stores and close two stores. As noted earlier, the Company opened 21 new stores, four temporary stores, relocated five stores, remodeled three stores and closed two stores during the thirty-nine weeks ended October 31, 1998. During the fourth quarter to date, the Company has opened ten new stores, one temporary store in a new test market and relocated two stores. Management estimates that capital expenditures for fiscal 1998 will total approximately $30,000,000 primarily for opening new and temporary stores, relocating or remodeling existing stores, purchasing computer systems and equipment and for other capital expenditure requirements.

     During fiscal 1999, the Company plans to open a minimum of 30 new stores. Management estimates that capital expenditures will total approximately $35,000,000 to $37,000,000 during fiscal 1999 for opening new stores, relocating or remodeling existing stores, purchasing computer systems and equipment and for other capital expenditure requirements.

The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and normal operating expenses. Management believes that cash flows from operations, including credit terms from vendors and the borrowings available under the credit agreement, will be sufficient to meet the Company's operating and capital expenditure requirements through at least the remainder of fiscal 1998 and 1999.


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

The State of Readiness

In the normal course of business, the Company initiated plans for replacements or enhancements to its core business systems in fiscal 1996, which would also be Year 2000 compliant. During fiscal 1998, the Company established an oversight committee, consisting of individuals from each of its functional areas, to review all of the Company's computer systems and programs, as well as the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the year 2000. This committee meets regularly to review the progress of the Company's Year 2000 compliance issues. Based on this review, the Company has determined that a significant portion of its computer systems and programs still needs to be modified or replaced and tested to ensure that they are Year 2000 compliant. The Company is currently utilizing significant internal and external resources to modify or replace and test its various software programs and systems for Year 2000 compliance. The Company plans to complete the Year 2000 project during the first half of fiscal 1999 and believes that all of its Year 2000 compliance issues will be adequately addressed with the planned modifications, replacements and testing. However, if such modifications, replacements and testing are not completed before the year 2000, there could be a material adverse impact on the Company.

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

Costs to Address Year 2000  Issues

     During the thirty-nine weeks ended October 31, 1998, the costs incurred by the Company for Year 2000 issues amounted to approximately $278,000 for external and existing internal resources that were expensed as incurred, including $21,000 for the purchase of software and hardware. The remaining costs of compliance for the Company are estimated at $940,000, which primarily consist of
(i) $30,000 for the purchase of software and hardware and (ii) $910,000 representing external and existing internal resources that will be expensed as incurred. The Company does not believe that the costs relating to the Year 2000 issues will have a material adverse impact on the Company.

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

        a)   Exhibits -

              10.56   Employment Agreement between Goody's Family Clothing, Inc.
                      and Bruce E. Halverson dated September 16, 1998.
              10.57   Employment Agreement between Goody's Family Clothing, Inc.
                      and Stanley B. Latacha dated September 16, 1998.
              10.58   Employment Agreement between Goody's Family Clothing, Inc.
                      and John J. Okvath, III dated September 16, 1998.
              10.59   Employment Agreement between Goody's Family Clothing, Inc.
                      and Jay D. Scussel dated September 16, 1998.
              10.60   Employment Agreement between Goody's Family Clothing, Inc.
                      and Marcus H. Smith, Jr. dated September 16, 1998.
              10.61   Employment Agreement between Goody's Family Clothing, Inc.
                      and Bobby Whaley dated September 16, 1998.
              10.62   Severance Agreement between Goody's Family Clothing, Inc.
                      and Regis J. Hebbeler dated September 16, 1998.
              10.63   Severance Agreement between Goody's Family Clothing, Inc.
                      and Hazel Ann Moxim dated September 16, 1998.
              10.64   Severance Agreement between Goody's Family Clothing, Inc.
                      and David G. Peek dated September 16, 1998.
              11      Statement re: Computation of Per Share Earnings
              15      Accountants' Awareness Letter
              27      Financial Data Schedule

        b)   Reports on Form 8-K  -  None

                          GOODY'S FAMILY CLOTHING, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            GOODY'S FAMILY CLOTHING, INC.
                                            (Registrant)

Date:    December 3, 1998                   /s/ Robert M. Goodfriend
         ----------------                   ----------------------------------
                                            Robert M. Goodfriend
                                            Chairman of the Board
                                            and Chief Executive Officer


Date:    December 3, 1998                   /s/ Harry M. Call
         ----------------                   -----------------------------------
                                            Harry M. Call
                                            Director, President and
                                            Chief Operating Officer


Date:    December 3, 1998                   /s/ Edward R. Carlin
         ----------------                   ----------------------------------
                                            Edward R. Carlin
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Secretary
                                            (Principal Financial Officer)


Date:    December 3, 1998                   /s/ David G. Peek
         ----------------                   -----------------------------------
                                            David G. Peek
                                            Vice President, Corporate Controller
                                            and Chief Accounting Officer
                                            (Principal Accounting Officer)