Form 10-K
period 1999-01-30
GOODYS FAMILY CLOTHING INC /TN
filed 1999-04-27
CIK 879123

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JANUARY 30, 1999
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 16, 1999: approximately $187,779,000.

    Number of shares of Common Stock outstanding as of April 16, 1999:
33,333,480.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 1998 Annual Report to Shareholders of Goody's Family Clothing, Inc. and subsidiaries are incorporated by reference in Part I and Part II of this Annual Report on Form 10-K. Portions of the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 16, 1999 are incorporated by reference into Part III of this Annual Report on Form 10-K. Unless the context otherwise indicates, all references in this Annual Report on Form 10-K to the "Company" or "Goody's" refer to Goody's Family Clothing, Inc., a Tennessee corporation, and its subsidiaries. The Company's fiscal year ends on the Saturday nearest the last day of January. The terms "fiscal 2001," "fiscal 2000," "fiscal 1999," "fiscal 1998," "fiscal 1997,"
"fiscal 1996," "fiscal 1995" and "fiscal 1994" refer to the Company's fiscal years ending or ended on February 2, 2002 (52 weeks), February 3, 2001 (53 weeks), January 29, 2000 (52 weeks), January 30, 1999 (52 weeks), January 31, 1998 (52 weeks), February 1, 1997 (52 weeks), February 3, 1996 (53 weeks) and January 28, 1995 (52 weeks), respectively.

                           FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management has endeavored in its communications, in its 1998 Annual Report to Shareholders and in this Annual Report on Form 10-K to highlight the trends and factors that might have an impact on the Company and the industry in which the Company competes. Any "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analysis of the Company, its business and the industry as a whole. These statements appear in a number of places in this Annual Report on Form 10-K and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) weather conditions; (ii) the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand; (iii) customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company; (iv) the effectiveness of advertising and promotional events; (v) the impact of competitors' pricing and store expansion; (vi) the ability to enter into leases for new store locations; (vii) the timing, magnitude and costs of opening new stores; (viii) individual store performance, including new stores; (ix) employee relations; (x) the general economic conditions within the Company's markets; (xi) the Company's financing plans;
(xii) trends affecting the Company's financial condition or results of operations and (xiii) the Company's business and growth strategies. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

--------------------------------------------------------------------------------

     Authentic GFC, Chandler Hill, Chandler Hill Sport, "G" (stylized G with arch design), GFC, GFC Trading Co., GoodKidz, Goody's Family Clothing, Goody's Feels Like You, Goody's Low Price!! Department Store Styles Department Store Brands, Mountain Lake High Quality Apparel With A Feel Good Fit, OCI -- Quality Clothing, Old College Inn, and Take A Good Look are registered trademarks of the Company. The Company has applied for registration of the following trademarks:
Bobby G by Ivy Crew, Electro Sport, International Trading Company, Intimate Classics, Ivy Crew, Low Prices Never Looked So Good, Montana Blues Jean Company, and OCI. The following trademarks and tradenames used in this Annual Report on Form 10-K are owned by (and in certain cases registered to) third parties:
Adidas, Alfred Dunner, Arrow, Bestform, Body I.D., Braetan, Bugle Boy, Burnes of Boston, Byer, Capezio, Carryland, Cathy Daniels, Converse, Cradle Togs, Danny and Nicole, Dockers, Esprit, Hanes, Herman Kay, Jackson, Jantzen, Jessica Howard, Keds, Kids Headquarters, Knights of the Round Table, L.A. Gear, L.E.I., LaBlanca/Sassafras, Lee, Leslie Fay, Levi's, Maidenform, Manhattan Beach, Mickey & Co., My Michelle, Nike, Paco, Palmetto, Positive Attitude, Reebok, Requirements, Rosetti, Russell, Sag Harbor, Scarlett, Stephanie K by Koret, Supreme, Union Bay, Victoria Jones, Villager, Winlet, Winnie the Pooh and Wrapper.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Incorporated in January 1954, Goody's is a retailer of moderately-priced apparel for women, men and children, operating 257 stores in 16 Southeastern and Midwestern states as of January 30, 1999. The Company continually develops and refines its merchandising strategy to meet the tastes and lifestyles of its customer base. The Company primarily locates its stores in small to midsize markets that have demographic characteristics consistent with its targeted value-conscious customer. Its stores, all of which are leased and which are generally located in strip shopping centers, average approximately 27,300 gross square feet. The Company manages its core functions, including purchasing, pricing, marketing and advertising, distribution, finance and information systems, from its centrally located corporate office and distribution center in Knoxville, Tennessee.

     The Company's objective is to be a leading retailer of brand name apparel in each of the markets it serves by providing its customers with a broad selection of current-season, quality branded apparel at value prices. Key brands offered by the Company include Adidas, Alfred Dunner, Bugle Boy, Dockers, Lee, Leslie Fay, Levi's, Nike, Reebok, Requirements, Sag Harbor and Villager among many others. These well-known labels, combined with the Company's private label collections, Chandler Hill, Electro Sport, GFC Trading Co., Intimate Classics, Montana Blues Jean Company, Mountain Lake and Mountain Lake Casuals for women; Bobby G by Ivy Crew, International Trading Company, Ivy Crew, OCI -- Quality Clothing and Old College Inn for men and GoodKidz for children, enable the Company to compete effectively with other retailers operating in its markets.

     The Company continues to experience significant growth in the number of its stores as well as in its sales. During the period from fiscal 1994 through fiscal 1998, the number of stores increased from 171 to 257 and sales increased from $613.7 million to $1.091 billion. During fiscal 1995, the Company began to implement important strategic initiatives related to merchandise assortment, inventory levels and customer focus. The Company believes that its financial results began significantly improving in the third quarter of fiscal 1996 as a result of the successful implementation of these strategic initiatives. With the successes realized in fiscal 1996, 1997 and the first half of fiscal 1998, the Company was aggressive with its second half of fiscal 1998 sales plan and associated inventory purchases. However, the unusually warm weather in the Company's markets during the second half of fiscal 1998 caused a substantial shortfall in sales for the fall/winter season resulting in a comparable store sales decrease of 4.4% for the third and fourth quarters of fiscal 1998 compared to the same period in the prior year. In fiscal 1998, as compared to fiscal 1997, sales increased 12.3% from $971.9 million to $1.091 billion (including a comparable store sales increase of 0.5%), net earnings decreased 16.8% from $33.3 million to $27.7 million and earnings per share decreased 18.2% from $0.99 per share to $0.81 per share. Given the difficulties encountered in the second half of fiscal 1998, the Company has refined certain of its business and merchandising strategies which are included in its discussion below under "Competitive Strategy."

COMPETITIVE STRATEGY

     Central elements of the Company's competitive strategy include the following:

     - Appeal to Value-Conscious Customers. Goody's appeals to value-conscious customers by offering quality brand name merchandise at prices targeted to be 10% to 30% lower than those of traditional department stores.

     - Offer a Broad Range of Merchandise for the Entire Family. Unlike specialty stores, the Company provides a wide selection of merchandise designed to address the apparel needs of women, men and children. The Company believes that providing one-stop apparel shopping for its customers in convenient, accessible locations gives it an advantage over many of its competitors. The Company plans to expand this concept by bringing in-house the leased shoe operation during the first quarter of fiscal 2000 and offering a broader assortment of footwear for the entire family. See "Merchandising Divisions -- Shoes."

     - Emphasize Current-Season, First-Quality Brands. The Company's stores offer brands that are not generally available to mass market and off-price retailers. These brands include Levi's, Lee, Sag Harbor, Bugle Boy and Nike, among others. Unlike off-price retailers, Goody's offers current-season, first-quality merchandise.

     - Strategically Use Private Label Merchandise. While the Company is committed to maintaining a strong line-up of nationally recognized brand name merchandise, private label programs offer important strategic advantages. These programs offer shoppers designer looks and quality at value prices, generate higher gross margins and allow the Company to maintain consistent in-stock positions on basic merchandise. The Company plans to slow, in the near term, its future growth of private label programs in an effort to maximize margins.

     - Focus on Small to Midsize Markets. The Company generally locates stores in small to midsize markets that have demographic characteristics consistent with its targeted value-conscious customer. Having developed a flexible store format depending on local demographics, the Company generally opens stores that range in size from 20,000 to 35,000 gross square feet. While the Company operates in selected metropolitan markets, smaller market areas offer significant strategic advantages, including increased opportunities for expansion, lower rent and occupancy costs and fewer competitors. The Company's new store growth rate is planned at approximately 12% per year over the next several years.

     - Provide Strong Marketing and Advertising. The Company believes that communicating frequently with customers is key to maintaining traffic flow in its stores and creating keen awareness among shoppers. The Company advertises in newspapers at least once each week, 52 weeks a year. The Company reinforces its print message with television and/or radio campaigns running during portions of approximately 28 to 33 weeks each year.

EXPANSION STRATEGY

     The Company's expansion strategy is to grow its store base by approximately 12% per year over the next several years in small to midsize markets. As opportunities present themselves, the Company will expand into suburban growth areas of metropolitan markets opening several stores simultaneously. The Company believes that opportunities exist to expand its presence within current markets and new markets such as Louisiana, Oklahoma and other Midwestern states. The Company's current plans for fiscal 1999 are to open a total of approximately 30 to 35 new stores and relocate or remodel approximately 24 stores.

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

     The following table provides information regarding the number of stores in operation, new stores opened, stores closed and stores relocated or remodeled during the periods indicated:

                                                                      FISCAL YEAR
                                                            --------------------------------
                                                            1998   1997   1996   1995   1994
                                                            ----   ----   ----   ----   ----
Stores open, beginning of year............................  223    203    184    171    146
New stores opened during the year.........................   36     24     20     13     25
Stores closed during the year.............................   (2)    (4)    (1)    --     --
                                                            ---    ---    ---    ---    ---
Stores open, end of year..................................  257    223    203    184    171
                                                            ===    ===    ===    ===    ===
Stores relocated or remodeled during the year.............   10     16      8      7      7
                                                            ===    ===    ===    ===    ===

MERCHANDISING STRATEGY

     The Company's merchandising strategy has been developed to appeal to value-conscious, quality-oriented customers. The Company offers its merchandise at prices targeted to be 10% to 30% lower than those of traditional department stores. The Company competes (i) with department stores by offering quality, brand name apparel at value prices, (ii) with specialty stores by offering apparel for the entire family, (iii) with off-price apparel stores by offering a wide selection of current-season merchandise at competitive prices and (iv) with discount stores by offering better brand name merchandise generally unavailable to discount retailers. The Company believes that its broad selection of current-season, first-quality, brand name merchandise, combined with its private label merchandise, provides a key competitive advantage. While nationally recognized brand name merchandise remains the cornerstone of its merchandising strategy, the Company continues to invest in the development of its private label brands, which offer customers quality basic and designer look apparel at value prices. Private label merchandise sales accounted for approximately 20% and 21% of the Company's total sales for fiscal 1998 and 1997, respectively.

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

     A typical store has six divisions that include women's (juniors, misses, intimate apparel, swimwear and outerwear), denim, men's (sportswear, activewear, young men's and men's furnishings), children's (infants and toddlers, boys and girls), accessories (jewelry, handbags, belts and gift items) and shoes. Goody's carries approximately 11,500 different styles of merchandise, all of which are electronically tracked in order to provide timely and accurate selling data to the Company.

MERCHANDISING DIVISIONS

     Women's. The broadest merchandise selection offered by the Company is in the women's division, which contributed 41.5% of total sales in fiscal 1998. Goody's women's division emphasizes career fashions, casual weekend wear, petite and plus-size merchandise.

     Women's merchandise categories include juniors, misses, petite, plus size, intimate apparel, swimwear and outerwear. Juniors' merchandise lines include brand names such as Adidas, Byer, L.E.I., Lee, Levi's, My Michelle, Nike, Palmetto, Reebok, Union Bay and Wrapper. Misses' merchandise lines include popular brand names such as Alfred Dunner, Cathy Daniels, Lee, Leslie Fay, Levi's, Requirements, Sag Harbor, Stephanie K by Koret, Victoria Jones and Villager as well as the Company's private label brand, Mountain Lake. Fashion dresses are also an important part of Goody's overall women's product lines and feature popular brand names such as Danny and Nicole, Jessica Howard, Leslie Fay, Positive Attitude and Scarlett. Brand name undergarments include products from Bestform, Hanes and Maidenform. Swimwear features labels such as Body I.D., LaBlanca/Sassafras and Manhattan Beach and the Company's private label brand, International Trading Company. Outerwear product lines include the Braetan, Herman Kay and Winlet brand name labels and Mountain Lake and GFC Trading Co., the Company's private label brands.

     Denim. The denim merchandise division is important to the Company's merchandising concept and contributed 22.9% of total sales in fiscal 1998. The Company believes that its broad selection and competitive pricing of basic denim merchandise appeals to value-conscious families and generates customer traffic for other higher margin merchandise. The Company utilizes automatic replenishment programs using electronic data interchange ("EDI") with its major denim suppliers to alleviate out-of-stock positions for popular styles and sizes and improve inventory turnover. Primary brand names that are carried in the denim division include Bugle Boy, Lee, Levi's, Paco and Union Bay. The Company's private label brands for denim are Montana Blues Jean Company for women and Authentic GFC for men.

     Men's. The men's division contributed 20.2% of total sales in fiscal 1998 and consists of sportswear, activewear, young men's and men's furnishings departments. The men's division utilizes a shop concept that features various brand name merchandise targeted at certain lifestyles. Featured brand names in the men's division include Adidas, Arrow, Bugle Boy, Dockers, Knights of the Round Table, Lee, Levi's, Nike, Reebok, Russell and Supreme. The Company's private label brands for men are Bobby G by Ivy Crew, International Trading Company, Ivy Crew, OCI -- Quality Clothing and Old College Inn.

     Children's. The children's division contributed 6.4% of total sales in fiscal 1998 by offering popular and durable apparel for children of all ages. Primary brand names carried for children include Adidas, Byer, Cradle Togs, Dockers, Kids Headquarters, Lee, Levi's, Mickey & Co., My Michelle, Nike, Paco, Union Bay and Winnie the Pooh. The Company's private label brand for children is GoodKidz.

     Accessories. The accessories division, which includes items such as fashion and costume jewelry, handbags, belts, wallets, hair accessories, sunglasses for women, picture frames, gourmet foods, stationery and gift items contributed 4.7% of total sales in fiscal 1998. Featured brand names include Burnes of Boston, Capezio, Carryland, Jackson, Jantzen and Rosetti.

     Shoes. The shoe division contributed 3.7% of total sales in fiscal 1998. Shoe departments are located in 220 of the Company's stores and are operated by a third party under an exclusive operating license agreement which expires on January 29, 2000, which the Company does not plan to renew. As a refinement in the Company's strategic plan, the Company intends to internally operate the shoe departments beginning in the first quarter of fiscal 2000, which is expected to have a positive impact on its sales growth and pretax earnings, but could have a negative impact on its pretax earnings rate. It is expected that a certain portion of the shoes sold in these departments will be processed by a third party before being distributed to the Company's stores through the distribution center in Knoxville, Tennessee. In fiscal 1998, 33 of the 36 new stores opened by the Company included shoe department. Additionally, the Company added shoe departments to two stores existing prior to fiscal 1998. The shoe departments offer brand names such as Adidas, Converse, Esprit, Keds, L.A. Gear and Nike. The Company plans to include shoe departments in all stores to be opened in fiscal 1999.

     Tuxedo rentals and service fees. The Company's revenue from tuxedo rentals and service fees charged on layaways contributed less than 1% of total sales in each of the last three fiscal years.

     The following table shows a breakdown of the Company's total sales for the periods indicated (dollars in thousands):


                                  FISCAL 1998            FISCAL 1997           FISCAL 1996
                              --------------------    ------------------    ------------------
                                AMOUNT     PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                              ----------   -------    --------   -------    --------   -------
Women's.....................  $  453,087     41.5%    $408,739     42.1%    $335,923     41.0%
Denim.......................     250,348     22.9      222,572     22.9      202,263     24.7
Men's.......................     220,587     20.2      195,156     20.1      165,438     20.2
Children's..................      70,325      6.4       64,885      6.7       59,705      7.3
Accessories.................      50,973      4.7       42,467      4.4       24,972      3.0
Shoes.......................      39,885      3.7       33,378      3.4       26,827      3.3
Tuxedos rentals and service
  fees......................       5,879      0.6        4,726      0.4        3,928      0.5
                              ----------    -----     --------    -----     --------    -----
                              $1,091,084    100.0%    $971,923    100.0%    $819,056    100.0%
                              ==========    =====     ========    =====     ========    =====

PURCHASING

     The Company's merchandise purchasing function is centralized at its corporate headquarters. The Company buys its merchandise from approximately 600 to 700 vendors and does not have long-term or exclusive contracts with any manufacturer or vendor. During fiscal 1998, the Company's purchases from Levi Strauss & Co., its largest vendor, represented approximately 20% of its total purchases. No more than 6% of total purchases were attributable to any one of the Company's other vendors. The Company intends to maintain strong, partner-type relationships with its vendors. A portion of the Company's merchandise is prepacked and preticketed by the vendors for each store, reducing the cost and processing time in the distribution center.

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

PLANNING AND ALLOCATION

     The Company's planning and allocation department works closely with its merchants, distribution center and store operations personnel to establish an appropriate flow of merchandise on a store-by-store basis. This flow of merchandise reflects customer preferences in each market in an effort to reduce the cost of transferring merchandise among its various stores. The Company also utilizes automatic replenishment programs using "Electronic Data Interchange" ("EDI") with 83 vendors, which accounted for approximately 27% of total sales in fiscal 1998 and allows for more efficient replenishment of specific items of merchandise in particular styles, sizes and colors to minimize out-of-stock positions of basic merchandise and improve inventory turnover. The Company continues to invest in its automatic replenishment programs using EDI for existing and new vendors.

CENTRALIZED DISTRIBUTION

     The Company has a 344,000-square-foot distribution center, located in Knoxville, Tennessee, which is equipped with automated merchandise handling equipment that facilitates efficient distribution of merchandise to the Company's stores and provides for efficient cross docking of prepacked and preticketed merchandise by store. In order to control quality, all incoming merchandise is received at the distribution center to allow for inspection before being delivered to the stores. As stated earlier, the Company intends to internally operate the shoe departments beginning with the first quarter of fiscal 2000. As a result, it is expected that a certain portion of the shoes sold in these departments will be processed by a third party before being distributed to the Company's stores through the distribution center in Knoxville, Tennessee.

     Merchandise for individual stores is typically processed through the distribution center within 48 hours of its receipt from vendors. Furthermore, because the distribution center is located adjacent to main north-south and east-west interstate highways, the Company can negotiate favorable shipping terms with its vendors for merchandise delivered to its distribution center.

     The Company has also developed an effective computerized system for tracking merchandise from the time it arrives at its distribution center until it is delivered to the stores to ensure that shipments are delivered in an accurate and timely manner. In delivering merchandise to the stores, the Company utilizes a third party contract carrier.

     It is expected that the Knoxville distribution center will be sufficient to distribute merchandise to approximately 350 stores. Based upon the Company's current growth plans, it is estimated that the Knoxville distribution center can service its stores through fiscal 2000. The Company is currently evaluating various distribution alternatives to service the chain beginning in fiscal 2001. The Company's preliminary plans call for a second distribution center with the site yet to be determined.

MARKETING AND ADVERTISING

     The Company's marketing and advertising functions are centralized at its corporate headquarters. The Company's marketing and promotional strategy is designed to reinforce its image as a value-priced, family apparel retailer. The Company believes that its advertisements, which emphasize brand name apparel, low prices and broad selections for the entire family, have enabled the Company to communicate a distinct identity that reinforces its niche in the marketplace.

     Using a multi-media approach, Goody's develops and prepares its own advertising for newspapers, television and radio spots. The Company's media department researches certain markets to develop profiles of shoppers in order to effectively plan the Company's advertising. The Company frequently uses full-color advertising to portray the depth and selection of its merchandise. In-store merchandise presentation is coordinated with such advertising to maximize promotional opportunities. While the exact allocation of advertising dollars differs from market to market, the Company generally allocates approximately 70% to 75% of its advertising budget to print media and the remainder to television, radio and other promotional activities. Several of the Company's key vendors share in the costs of mutually beneficial advertising campaigns through cooperative advertising programs.

PRICING

     The Company's pricing strategy is designed to provide value to its customers by offering merchandise at prices targeted to be 10% to 30% below those of traditional department stores. Basic denim, which is a consumer draw, is priced very competitively and is generally positioned to increase traffic throughout the store. All pricing decisions are made at the Company's corporate headquarters. In order to remain competitive and enhance its sales promotion efforts, Goody's frequently monitors its competitors' prices. In addition, the Company's management information systems provide daily and weekly sales and gross margin reports that, among other things, track sales and gross margins by stock keeping unit ("SKU") and provide management with the flexibility to adjust prices as appropriate.

CUSTOMER SERVICE

     The Company's customer service program, Customer First, was designed to educate and train store associates how to develop a customer-friendly mind-set where customers -- not tasks -- come first in the stores. This initiative begins with pre-employment screenings that measure job applicants' initial customer service skills and is supported by ongoing training programs and incentives for associates who demonstrate outstanding customer service performance. The Company has also initiated operational programs to improve customers' overall shopping experiences in its stores. The Company's merchandise return and exchange policies were developed to ensure positive interactions between store associates and customers. To monitor the success of Customer First programs, Goody's encourages customer feedback with in-store survey cards.

STORE OPERATIONS

     Management of store operations is the responsibility of the Executive Vice President -- Stores, who is assisted by a Vice President -- Store Operations, a Vice President -- Store Development, three Regional Vice Presidents -- Sales, three Regional Managers and 30 District Managers. Each District Manager oversees 6 to 11 stores.

     Each store has a manager and between one and three assistant managers, depending upon the size of the store. Other positions of responsibility within a store include four to five department managers, a head cashier and a stockroom manager. The number of sales staff ranges from 12 in smaller stores to 25 in average stores to 70 in larger stores. The majority of the sales staff are employed on a full-time basis, although part-time workers are hired during peak selling seasons. The Company's stores are generally open from 9:00 a.m. to 9:00 p.m. Monday through Thursday; from 9:00 a.m. to 10:00 p.m. on Friday and Saturday; and from 12:00 p.m. to 6:00 p.m. on Sunday. These hours are extended during various holiday and peak selling seasons.

STORE LOCATIONS

     The Company locates stores predominantly in small to midsize markets in the Southeast and Midwest that typically have populations of 100,000 or fewer and demographic characteristics consistent with its targeted value-conscious customer. However, since 1994, the Company has opened multiple locations within selected metropolitan markets. Goody's typically enters these metropolitan markets by opening several stores simultaneously, which increases the Company's image and awareness throughout the market while leveraging advertising costs which are generally higher than small to midsize markets. Goody's primarily leases store space in strip centers, where costs are generally lower than mall locations. The smallest of the Company's stores has 7,600 gross square feet and the largest store has approximately 52,600 gross square feet; the average store size is approximately 27,300 gross square feet.

     All of the Company's store locations are leased, which has enabled the Company to grow without incurring indebtedness associated with acquiring and owning real estate. The Company believes that the flexibility of leasing its stores provides substantial benefits and avoids the inherent risks of owning real estate. The Company believes that it has established itself as an anchor tenant due to its operating performance, the size of its stores, its advertising contributions in local markets, its financial position and its history of meeting its lease commitments on a timely basis.

INFORMATION SYSTEMS

     The Company maintains fully integrated point-of-sale inventory and merchandise systems. The Company's information systems provide management, buyers, planners and distributors with comprehensive data that helps them identify emerging sales trends and, accordingly, manage inventories. The data provided by information systems include unit and dollar planning; purchase order management; open order reporting; open-to-buy; receiving; distribution; EDI; basic stock replenishment and transfer, inventory and price management. Daily and weekly sales reports are used by management to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventories and are frequently revised to reflect changing sales trends. The Company's stores have point-of-sale systems that are supported by a back-office in-store computer system. The in-store systems feature bar coded ticket scanning, automatic price look-up, dial-out credit and check authorization and nightly transmittal of detailed sales data from stores to the corporate office.

     As part of the Company's strategic plan initiated in fiscal 1995, several of the Company's core business systems have been replaced or are in the process of being replaced. In fiscal 1996 and 1997, the Company implemented new financial systems and made various enhancements to its store and other core business systems. During fiscal 1998, the Company commenced development of new merchandising and distribution systems to replace or enhance its existing merchandising and distribution systems. This project is anticipated to be completed in fiscal 2000.

TRADEMARKS

     The United States Patent and Trademark Office (the "USPTO") has issued to the Company federal registrations for the following trademarks: Authentic GFC, Chandler Hill, Chandler Hill Sport, "G" (stylized G with arch design), GFC, GFC Trading Co., GoodKidz, Goody's Family Clothing, Goody's Feels Like You, Goody's Low Price!! Department Store Styles Department Store Brands, Mountain Lake High Quality Apparel With A Feel Good Fit, OCI -- Quality Clothing, Old College Inn, and Take A Good Look. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Bobby G by Ivy Crew, Electro Sport, International Trading Company, Intimate Classics, Ivy Crew, Low Prices Never Looked So Good, Montana Blues Jean Company, and OCI.

     In April 1994, the Company filed an application with the USPTO to register the trademark Ivy Crew. Two parties have filed separate notices of opposition to the registration. The Company believes that it has meritorious defenses to these oppositions, but does not anticipate a determination by the USPTO on any of the oppositions until the second half of fiscal 1999.

     The Company filed a trademark application with the USPTO on March 27, 1995, as supplemented on March 28, 1995, to register the trademark Montana Blues Jean Company. Such application has been refused and suspended by the USPTO pending action on previously filed trademark applications by others; however, to date, no third party has pursued a claim that would prohibit or attempt to prohibit the Company from using such trademark.

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

ASSOCIATES

     As of January 30, 1999, the Company had approximately 8,250 active full and part-time associates. Store managers and assistant store managers are compensated on a salaried basis and are eligible to receive additional compensation based on the Company's profitability as well as meeting certain objective goals at their respective stores such as sales growth, control of expenses and inventory shrinkage. All other store associates are compensated on an hourly basis. All of the Company's associates are non-union employees, with the exception of the associates employed at its distribution center in Knoxville, Tennessee, who are represented by the Union of Needletrades, Industrial and Textile Employees. The Company's incentive bonus program for certain key corporate associates is based on achieving certain profitability goals and could potentially provide a significant portion of the associates' total annual compensation.

     The Company also grants stock options to certain key corporate and store associates. These options are designed to align associates' interests with those of the Company's shareholders and allow the Company to provide long-term incentives to its associates.

     The Company maintained a profit sharing plan through December 1997 for full-time associates. This plan provided for discretionary contributions by the Company which were approved by its Board of Directors. The Company's contributions to the profit sharing plan were $750,000 and $525,000 for fiscal 1997 and 1996, respectively.

     In January 1998, the Company adopted the Goody's Family Clothing, Inc. 401(k) Retirement Plan (the "401(k) Plan") with a salary deferral feature for all eligible associates. All the assets of the profit sharing plan were transferred to the 401(k) Plan. Under the terms of the 401(k) Plan, eligible associates may contribute between 3% and 15% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the 401(k) Plan. The Company provides matching contributions to the 401(k) Plan, which are discretionary, vest over time and are based upon a percent of the associates' elected contributions. These matching contributions amounted to $826,000 and $35,000 for fiscal 1998 and 1997, respectively.

     The Company also has an Employee Payroll Investment Plan that allows eligible associates to purchase the Company's common stock at fair market value through regular payroll deductions.

SEASONALITY AND INFLATION

     The Company's business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning approximately the first week of August and continuing through the first week of September) and the Easter season (beginning approximately two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 33.7% of the Company's annual sales based on the Company's last three fiscal years ended January 30, 1999. In general, sales volume varies directly with customer traffic, which is heaviest during the third and fourth quarters of a fiscal year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

     Inflation can affect the costs incurred by the Company in the purchase of its merchandise, the leasing of its stores and certain components of its selling, general and administrative expenses. During the last three fiscal years ended January 30, 1999, inflation has not adversely affected the Company's business, although there can be no assurance that inflation will not have a material adverse effect on the Company in the future.

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

ITEM 2.  PROPERTIES

     The Company owns its corporate headquarters and distribution center located at 400 Goody's Lane, Knoxville, Tennessee. The distribution center is a one-story, 344,000-square-foot facility with 43 loading docks and a mezzanine level that has an additional 17,500 square feet currently used as office space. As stated under "Business -- Centralized Distribution", it is expected that the Knoxville distribution center will be sufficient to distribute merchandise to approximately 350 stores. Accordingly, based upon the Company's current growth plans, it is estimated that the Knoxville distribution center can service its stores through fiscal 2000. The Company is currently evaluating various distribution alternatives to service the chain beginning in fiscal 2001. The Company's preliminary plans call for a second distribution center with the site yet to be determined.

     The corporate headquarters building is adjacent to the distribution center and comprises approximately 140,000 square feet. The Company also leases two warehouses in Athens, Tennessee for staging and processing inventory and for storing certain store fixtures.

     The Company currently leases all of its stores. Lease terms generally contain renewal options and provide for a fixed minimum rent, an additional rent based on a percent of sales in excess of stipulated amounts and a share of taxes, insurance and common area maintenance costs.

     As of January 30, 1999 the following table reflects (i) the number of leases that will expire in each indicated fiscal year if the Company does not exercise any of its renewal options and (ii) the number of leases that will expire in each indicated fiscal year if the Company exercises all of its renewal options. The table does not reflect ten leases having month-to-month terms, but does include 25 leases executed as of January 30, 1999 for stores to be opened or relocated in fiscal 1999 as well as one store which closed during fiscal 1998 for which rent is payable until May 1999.

                                                             NUMBER OF LEASES        NUMBER OF LEASES
                                                           EXPIRING EACH YEAR IF   EXPIRING EACH YEAR IF
                                                                NO RENEWALS            ALL RENEWALS
FISCAL YEAR                                                      EXERCISED               EXERCISED
-----------                                                ---------------------   ---------------------
1999.....................................................            43                      19
2000.....................................................            15                       1
2001.....................................................            12                       1
2002.....................................................            24                       5
2003.....................................................            17                       3
2004 and thereafter......................................           162                     244

ITEM 3.  LEGAL PROCEEDINGS

     On February 18, 1999, a lawsuit was served on the Company by nine individual plaintiffs, generally alleging discrimination with respect to employment opportunities at one of the Company's retail stores. The plaintiffs' allegations include, among other things, discrimination through their constructive discharge, failure to be promoted and failure to be paid wages equal to white employees. The plaintiffs' claims are being brought under the Civil Rights Act of 1866. By way of damages, the plaintiffs are seeking, among other things, injunctive relief (including reinstatement), back pay, front pay, compensatory damages and punitive damages. The Company disputes these claims and intends to defend this matter vigorously.

     On February 25, 1999, a lawsuit was served on the Company and Robert M. Goodfriend, its Chairman and Chief Executive Officer, by 20 named plaintiffs, generally alleging that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures and by maintaining unequal terms and conditions of employment. The plaintiffs further allege that the Company maintained a racially hostile working environment. The plaintiffs' claims are being brought under Title VII of the Civil Rights Act of 1964, as amended, and under the Civil Rights Act of 1866. The plaintiffs are seeking to have this action certified as a class action. By way of damages, the plaintiffs are seeking, among other things, injunctive relief (including restructuring of the Company's selection and compensation procedures) as well as back pay, an award of attorneys' fees and costs, and other monetary relief. The Company disputes these claims and intends to defend this matter vigorously.

     It is too early to estimate the effect, if any, the above two lawsuits may have on the Company's financial position or results of operations.

     The Company is a party to certain other legal proceedings arising in the ordinary course of its business. Management currently believes that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required by this item is incorporated by reference to the information on page 33 of the Registrant's 1998 Annual Report under the captions "Common stock information" and "Dividend policy."

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this is incorporated by reference to the information on page 31 of the Registrant's 1998 Annual Report under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to the information on pages 15-20 of the Registrant's 1998 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no material investments or risks in market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to the information on pages 21-30 of the Registrant's 1998 Annual Report and in the tables for fiscal 1998 and fiscal 1997 on page 20 under the caption "Selected Quarterly Data."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the captions "Election of Directors -- Director, Director Nominee and Executive Officer Information" and "Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to information under the caption "Executive Compensation and Other Information" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 1999, but does not include the information under the captions "Compensation Committee Report" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to information under the caption "Voting Rights and Principal Shareholders" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to information under the caption "Certain Transactions" in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

     1. Financial Statements

     The Registrant's 1998 Annual Report, a copy of which appears as Exhibit 13 to this Annual Report on Form 10-K, contains the following financial statements and the Registrant's independent auditors' report thereon, which are incorporated herein by reference.

     - Independent Auditors' Report.

     - Consolidated Statements of Operations for each of the three fiscal years in the period ended January 30, 1999.

     - Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998.

     - Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 30, 1999.

     - Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended January 30, 1999.

     - Notes to Consolidated Financial Statements for each of the three fiscal years in the period ended January 30, 1999.

     2. Financial Statement Schedules

     All financial statement schedules are omitted as the required information is inapplicable.

     3. Exhibits

EXHIBIT
NUMBER    REF.                                DESCRIPTION
-------   ----                                -----------
 1.1        a     --  Form of Underwriting Agreement
 3.1        b     --  Amended and Restated Charter of the Registrant
 3.2        c     --  Amended and Restated Bylaws of the Registrant
 4.1              --  See Exhibits 3.1 and 3.2 for provisions of the Amended and
                      Restated Charter and Amended and Restated Bylaws of the
                      Registrant defining rights of holders of Common Stock of the
                      Registrant
10.1        d     --  Goody's Family Clothing, Inc. Profit Sharing Plan*
10.2        e     --  Goody's Family Clothing, Inc. 1991 Stock Incentive Plan*
10.4        f     --  Goody's Family Clothing, Inc. 1993 Stock Option Plan*
10.5        g     --  Goody's Family Clothing, Inc. Discounted Stock Option Plan
                      for Directors, as amended*
10.18       h     --  Settlement agreement dated January 5, 1995
10.29       i     --  Benefit Protection Trust Agreement*
10.30       j     --  Employment agreement between the Registrant and Marcus H.
                      Smith, Jr.*
10.31       j     --  Employment agreement between the Registrant and Thomas R.
                      Kelly, Jr.*
10.32       j     --  Credit agreement between the Registrant, Lenders as
                      identified therein and First Tennessee Bank National
                      Association as Administrative Agent
10.33       k     --  Master transport agreement between the Registrant and Star
                      Transportation, Inc. dated July 10, 1995
10.34       l     --  Goody's Family Clothing, Inc. Employee Payroll Investment
                      Plan*
10.35       m     --  Employment letter from the Registrant to Jay D. Scussel*
10.36       m     --  Indemnification agreement between the Registrant and Robert
                      M. Goodfriend*
10.37       m     --  Indemnification agreement between the Registrant and Harry
                      M. Call*
10.38       m     --  Indemnification agreement between the Registrant and James
                      L. Clayton*

EXHIBIT
NUMBER    REF.                                DESCRIPTION
-------   ----                                -----------
10.39       m     --  Indemnification agreement between the Registrant and Samuel
                      J. Furrow*
10.40       m     --  Indemnification agreement between the Registrant and Robert
                      F. Koppel*
10.41       m     --  Indemnification agreement between the Registrant and Cheryl
                      L. Turnbull*
10.42       n     --  Amended Credit Agreement between the Registrant, Lenders as identified therein and First Tennessee Bank National
                      Association as Administrative Agent
10.44       o     --  Indemnification agreement between the Registrant and Irwin
                      L. Lowenstein*
10.45       p     --  Amended Agreement dated May 16, 1997 between the Registrant,
                      GOODY'S MS, L.P., and GOODY'S IN, L.P. as borrowers, TREBOR of TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. as guarantors,
                      Lenders as identified therein and First Tennessee National
                      Bank Association as Administrative Agent
10.46       q     --  Deferred Compensation Agreement between the Registrant and
                      Robert M. Goodfriend*
10.47       q     --  Employment letter from the Registrant to Stanley B. Latacha*
10.48       a     --  Agreement dated August 25, 1997 among the Registrant, Robert
                      M. Goodfriend, Harry M. Call and Edward R. Carlin
10.50       r     --  Amendment to the Goody's Family Clothing, Inc. Employee
                      Payroll Investment Plan*
10.51       s     --  Third Amendment Agreement dated May 26, 1998 between the
                      Registrant, GOODY'S MS, L.P., GOODY'S IN, L.P. GFCTX, L.P.,
                      GFCTN, L.P., GFCGA, L.P. and GFCFS Inc. as borrowers, TREBOR of TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. as guarantors,
                      Lenders as identified therein and First Tennessee National
                      Bank Association as Administrative Agent
10.52       s     --  Employment agreement between the Registrant and Harry M.
                      Call dated May 20, 1998.*
10.53       s     --  Employment agreement between the Registrant and Edward R.
                      Carlin dated May 20, 1998.*
10.54       s     --  Employment agreement between the Registrant and Thomas R.
                      Kelly, Jr. dated May 20, 1998.*
10.55       s     --  Employment agreement between the Registrant and David R.
                      Mullins dated May 20, 1998.*
10.56       t     --  Employment agreement between the Registrant and Bruce E.
                      Halverson dated May 20, 1998.*
10.57       t     --  Employment agreement between the Registrant and Stanley B.
                      Latacha dated May 20, 1998.*
10.58       t     --  Employment agreement between the Registrant and John J.
                      Okvath, III dated May 20, 1998.*
10.59       t     --  Employment agreement between the Registrant and Jay D.
                      Scussel dated May 20, 1998.*
10.60       t     --  Employment agreement between the Registrant and Marcus H.
                      Smith, Jr. dated May 20, 1998.*
10.61       t     --  Employment agreement between the Registrant and Bobby Whaley dated May 20, 1998.*
10.62       t     --  Severance agreement between the Registrant and Regis J.
                      Hebbeler dated May 20, 1998.*
10.63       t     --  Severance agreement between the Registrant and Hazel Ann
                      Moxim dated May 20, 1998.*
10.64       t     --  Severance agreement between the Registrant and David G. Peek dated May 20, 1998.*
10.65             --  Assumption and Consent Agreement dated December 16, 1998 between the Registrant, GOODY'S MS, L.P., GOODY'S IN, L.P.
                      GFCTX, L.P., GFCTN, L.P. and GFCGA, L.P. Inc. as borrowers,
                      TREBOR of TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. as
                      guarantors, GFCFS, LLC and First Tennessee National Bank
                      Association as Administrative Agent for the Lenders
10.66             --  Employment agreement between the Registrant and Keith J.
                      Reichelderfer dated January 31, 1999.*
10.67             --  Amendment to Goody's Family Clothing, Inc. 1991 Stock
                      Incentive Plan effective May 13, 1998*

EXHIBIT
NUMBER    REF.                                DESCRIPTION
-------   ----                                -----------
10.68             --  Amendment to Goody's Family Clothing, Inc. 1993 Stock Option
                      Plan effective May 13, 1998*
10.69             --  Amendment to Goody's Family Clothing, Inc. 1997 Stock Option
                      Plan effective May 13, 1998*
10.70             --  Master Transportation and Deconsolidation Agreement between the Registrant and Star Transportation, Inc. dated January
                      1, 1999
11                --  Statement re computation of per share earnings
13                --  Registrant's 1998 Annual Report (only those portions
                      specifically incorporated by reference into this Report are to be deemed "filed" with the Securities and Exchange
                      Commission)
21                --  Subsidiaries of the Registrant
23                --  Consent of Deloitte & Touche LLP
27                --  Financial Data Schedule for the fiscal year ended January
                      30, 1999 (for SEC use only)

---------------

* The indicated exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K a Incorporated herein by reference to exhibit of the same number in Registrant's
  Registration Statement on Form S-3 (Registration No. 333-32409) filed on August 18, 1997 and amended on August 25, 1997 and September 3, 1997.
b Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 019526).
c Incorporated herein by reference exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 019526).
d Incorporated herein by reference to exhibit of the same number in Registrant's
  Registration Statement on Form S-1 (Registration No. 33-42738) originally filed on September 13, 1991.
e Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 30, 1993 (File No. 019526).
f Incorporated herein by reference to the Registrant's Proxy Statement for the
  Annual Meeting of Shareholders held on June 24, 1993.
g Incorporated herein by reference to exhibit 4.1 in Registrant's Registration
  Statement on Form S-8 (Registration No. 333-09595) filed on August 5, 1996.
h Incorporated herein by reference to exhibit 10.1 in Registrant's Current
  Report on Form 8-K dated January 5, 1995 (File No. 019526).
i Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 019526).
j Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended April 29, 1995 (File No. 019526).
k Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 019526).
l Incorporated herein by reference to exhibit 4 in Registrant's Registration
  Statement on Form S-8 (Registration No. 333-00052) originally filed on January 4, 1996.
m Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 019526).
n Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended May 4, 1996 (File No. 019526).
o Incorporated herein by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended February 1, 1997 (File No. 019526).
p Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended May 3, 1997 (File No. 019526).
q Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended August 2, 1997 (File No. 019526).

r Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 (File No. 019526).
s Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended August 1, 1998 (File No. 019526).
t Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 (File No. 019526).

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

Dated: April 27, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

            By: /s/ ROBERT M. GOODFRIEND               Chairman of the Board and Chief   April 27, 1999
  ------------------------------------------------       Executive Officer
                Robert M. Goodfriend

                By: /s/ HARRY M. CALL                  Director, President and Chief     April 27, 1999
  ------------------------------------------------       Operating Officer
                    Harry M. Call

              By: /s/ EDWARD R. CARLIN                 Executive Vice President, Chief   April 27, 1999
  ------------------------------------------------       Financial Officer and
                  Edward R. Carlin                       Secretary (Principal Financial
                                                         Officer)

                By: /s/ DAVID G. PEEK                  Vice President, Corporate         April 27, 1999
  ------------------------------------------------       Controller and Chief
                    David G. Peek                        Accounting Officer (Principal
                                                         Accounting Officer)

              By: /s/ SAMUEL J. FURROW                 Director                          April 27, 1999
  ------------------------------------------------
                  Samuel J. Furrow

              By: /s/ ROBERT F. KOPPEL                 Director                          April 27, 1999
  ------------------------------------------------
                  Robert F. Koppel

             By: /s/ IRWIN L. LOWENSTEIN               Director                          April 27, 1999
  ------------------------------------------------
                 Irwin L. Lowenstein

             By: /s/ CHERYL L. TURNBULL                Director                          April 27, 1999
  ------------------------------------------------
                 Cheryl L. Turnbull

                          Goodys Family Clothing logo