Form 10-Q
period 1999-05-01
GOODYS FAMILY CLOTHING INC /TN
filed 1999-05-25
CIK 879123

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                                  ----------------------

                                    FORM 10-Q

(Mark One)
 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                May 1, 1999
                           -------------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                       Common Stock, no par value, 33,334,680 shares outstanding as of May 14, 1999.

                          Goody's Family Clothing, Inc.
                               Index to Form 10-Q
                                   May 1, 1999



Part I - Financial Information:
         ---------------------

     Item 1 - Financial Statements

         Consolidated Statements of Operations..........................   3

         Consolidated Balance Sheets....................................   4

         Consolidated Statements of Cash Flows..........................   5

         Notes to Consolidated Financial Statements....................   6 - 7

         Independent Accountants' Review Report.........................   8

     Item 2 - Management's Discussion and Analysis of Financial Condition and
                Results of Operations...................................   9-12

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk.  12


Part II - Other Information..............................................  13
          -----------------

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  (a)  Exhibits
     Item 6.  (b)  Reports on Form 8-K


Signatures...............................................................  14

PART 1 - FINANCIAL INFORMATION

-------------------------------------------------------------------------------

Item 1  -  Financial Statements

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share amounts)

                                                                                   ---------------------------------------
                                                                                            Thirteen Weeks Ended
                                                                                   ---------------------------------------
                                                                                      May 1, 1999          May 2, 1998
                                                                                   -------------------   -----------------
                                                                                      (unaudited)          (unaudited)

Sales                                                                                      $259,931              $226,714
Cost of sales and occupancy expenses                                                        185,730               158,794
                                                                                  -----------------     -----------------
     Gross profit                                                                            74,201                67,920

Selling, general and administrative expenses                                                 62,154                55,904
                                                                                  -----------------     -----------------
     Earnings from operations                                                                12,047                12,016

Interest expense                                                                                 53                    94
Investment income                                                                               578                   536
                                                                                  -----------------     -----------------
     Earnings before income taxes                                                            12,572                12,458

Provision for income taxes                                                                    4,689                 4,690
                                                                                  -----------------     -----------------

Net earnings                                                                                 $7,883                $7,768
                                                                                  =================     =================

Earnings per common share
     Basic                                                                                    $0.24                 $0.23
                                                                                  =================     =================
     Diluted                                                                                  $0.23                 $0.22
                                                                                  =================     =================

Weighted average common shares outstanding
     Basic                                                                                   33,333                33,164
                                                                                  =================     =================
     Diluted                                                                                 33,918                34,618
                                                                                  =================     =================


















See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                                     May 1, 1999     January 30, 1999     May 2, 1998
                                                                  --------------     ----------------   -------------
                                                                  (unaudited)                            (unaudited)

ASSETS
Current Assets
   Cash and cash equivalents                                                $63,281           $89,292            $47,941
   Inventories                                                              196,601           165,687            184,609
   Accounts receivable and other current assets                              20,612            14,195             19,670
                                                                     --------------     -------------     --------------
        Total current assets                                                280,494           269,174            252,220
Property and equipment, net                                                 111,466           104,789             98,350
Other assets                                                                  3,339             3,210              3,032
                                                                     --------------     -------------     --------------
         Total assets                                                      $395,299          $377,173           $353,602
                                                                     ==============     =============     ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                        $118,014          $122,776           $121,401
   Accrued expenses                                                          53,939            43,190             42,402
   Income taxes payable                                                       4,494               321              4,366
   Current portion of long-term debt                                            289               289                263
                                                                     --------------     -------------     --------------
        Total current liabilities                                           176,736           166,576            168,432
Long-term debt                                                                  318               318                608
Other long-term liabilities                                                   3,809             3,782              3,151
Deferred income taxes                                                        11,055            11,020             10,362
                                                                     --------------     -------------     --------------
        Total liabilities                                                   191,918           181,696            182,553
                                                                     --------------     -------------     --------------

Commitments and Contingencies

Shareholders' Equity
  Preferred  stock,  par value $1.00 per share;  Authorized - 2,000,000  shares;
    issued and outstanding - none
  Class B Common stock, no par value;
    Authorized - 50,000,000 shares; issued and outstanding - none
  Common stock, no par value;
    Authorized - 50,000,000 shares;
    Issued and outstanding - 33,333,480, 33,330,780
      and 32,972,980 shares, respectively                                    28,120            28,102             26,430
  Paid-in capital                                                             9,452             9,449              6,612
  Retained earnings                                                         165,809           157,926            138,007
                                                                     --------------     -------------     --------------
       Total shareholders' equity                                           203,381           195,477            171,049
                                                                     --------------     -------------     --------------
       Total liabilities and shareholders' equity                          $395,299          $377,173           $353,602
                                                                     ==============     =============     ==============




See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

                                                                                    ----------------------------------------
                                                                                             Thirteen Weeks Ended
                                                                                    ----------------------------------------
                                                                                       May 1, 1999           May 2, 1998
                                                                                    ------------------    ------------------
                                                                                       (unaudited)           (unaudited)

Cash Flows from Operating Activities
Net earnings                                                                                 $7,883                $7,768
Adjustments to reconcile net earnings to net cash
  used in operating activities:
     Depreciation and amortization                                                            3,782                 3,191
     Net loss on asset disposals and write-down                                                  75                   320
     Changes in assets and liabilities:
         Inventories                                                                        (30,914)              (32,942)
         Accounts payable                                                                    12,353                 8,902
         Income taxes                                                                         4,410                (6,281)
         Other assets & liabilities                                                           1,431                (4,143)
                                                                                  -----------------     ------------------
             Cash used in operating activities                                                 (980)              (23,185)
                                                                                  -----------------     -----------------

Cash Flows from Investing Activities
Acquisitions of property and equipment                                                      (10,534)               (4,419)
Proceeds from sale of property and equipment                                                      -                    26
                                                                                  -----------------     -----------------
           Cash used in investing activities                                                (10,534)               (4,393)
                                                                                  -----------------     -----------------

Cash Flows from Financing Activities
Exercise of stock options                                                                        21                 3,141
Changes in cash management accounts                                                         (14,518)                8,204
                                                                                  ------------------    -----------------
           Cash (used in) provided by financing activities                                  (14,497)               11,345
                                                                                  ------------------    -----------------

Net decrease in cash and cash equivalents                                                   (26,011)              (16,233)
Cash and cash equivalents, beginning of period                                               89,292                64,174
                                                                                  -----------------     -----------------
Cash and cash equivalents, end of period                                                    $63,281               $47,941
                                                                                  =================     =================


Supplemental Disclosures:
    Income tax payments                                                                        $130                $8,608
    Interest payments                                                                            38                    72













See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1)  Basis of presentation

The accompanying condensed consolidated financial statements of Goody's Family Clothing, Inc. and subsidiaries (the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's 1998 Annual Report on Form 10-K for its fiscal year ended January 30, 1999.

(2) Credit arrangements

The Company has a credit agreement for an unsecured revolving line of credit which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to an aggregate of $130,000,000 and which expires in May 2001. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin,
(ii) letter of credit fees based on the number of days a letter of credit is outstanding times an applicable fee and (iii) an annual commitment fee payable quarterly in advance. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures.

(3) Earnings per common share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding and potentially dilutive common shares. Weighted average diluted shares outstanding differs from weighted average basic shares outstanding solely from the effect of stock options.

In July 1998, the Company effected a two-for-one stock split. All previously reported earnings per share and related data have been restated to reflect such stock split.

(4)      Recent accounting pronouncements

Accounting for costs of computer software
     At the beginning of the first quarter of fiscal 1999, the Company adopted Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP No. 98-1") which requires that certain costs incurred to develop or obtain software for internal use be capitalized. The effect of the adoption of SOP No. 98-1 on the Company's financial position or results of operations was not material.

Accounting for derivative instruments and hedging activities
     In June 1998, the American Institute of Certified Public Accountants issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which is currently effective beginning with the Company's fiscal year 2000 (however, the Financial Accounting Standards Board is considering a one year delay of this effective date), requires that an entity recognize all derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Company has not yet completed its analysis of the effect of SFAS No. 133 on its financial statements.

Goody's Family Clothing, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  -  continued
(Unaudited)

(5)  Contingencies

In February 1999, two lawsuits were served on the Company. The first lawsuit was filed by nine individual plaintiffs at one of the Company's retail stores, who generally allege discrimination with respect to employment opportunities, including, among other things, discrimination through their constructive discharge, failure to be promoted and failure to be paid wages equal to white employees. The second lawsuit was filed by 20 named plaintiffs, who generally allege that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures, and by maintaining unequal terms and conditions of employment and that the Company maintained a racially hostile working environment. The plaintiffs in the second lawsuit also named Robert M. Goodfriend, the Company's Chairman and Chief Executive Officer, as a defendant, and are seeking to have this action certified as a class action. By way of damages, the plaintiffs in these actions are seeking, among other things, injunctive relief, back pay and other monetary relief. The Company disputes these claims and intends to defend these matters vigorously. It is too early to estimate the effect, if any, these two lawsuits may have on the Company's financial position or results of operations.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of May 1, 1999 and May 2, 1998 and the related consolidated statements of operations and cash flows for the thirteen-weeks then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Goody's Family Clothing, Inc. and subsidiaries as of January 30, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
Atlanta, Georgia
May 18, 1999

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, plans and estimates and involve material risks and uncertainties including, but not limited to, (i) weather conditions; (ii) the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand; (iii) customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company; (iv) the effectiveness of advertising and promotional events; (v) the impact of competitors' pricing and store expansion; (vi) the ability to enter into leases for new store locations; (vii) the timing, magnitude and costs of opening new stores; (viii) individual store performance, including new stores; (ix) employee relations; (x) the general economic conditions within the Company's markets; (xi) the Company's financing plans;
(xii) trends affecting the Company's financial condition or results of operations, (xiii) the Company's business and growth strategies and (xiv) the effect of the Year 2000 issue on the Company and third parties who provide goods and services to the Company. Any "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company's financial results may be found in the Company's public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Securities and Exchange Commission's web site, http://www.sec.gov.

Results of Operations

The following table sets forth unaudited results of operations as a percent of sales for the periods indicated:

                                                                              Thirteen Weeks Ended
                                                                        May 1, 1999         May 2, 1998

    Sales                                                                   100.0%             100.0%
    Cost of sales and occupancy expenses                                     71.5               70.0
                                                                             ----               ----
    Gross profit                                                             28.5               30.0
    Selling, general and administrative expenses                             23.9               24.7
                                                                             ----               ----
    Earnings from operations                                                  4.6                5.3
    Interest expense                                                           -                  -
    Investment income                                                         0.2                0.2
                                                                             ----                ---
    Earnings before income taxes                                              4.8                5.5
    Provision for income taxes                                                1.8                2.1
                                                                              ---                ---
    Net earnings                                                              3.0%               3.4%
                                                                              ===                ===


Overview During the first quarter of fiscal 1999, the Company opened ten new stores, relocated seven stores and remodeled two stores, bringing the total number of stores in operation at quarter end to 267, compared with 229 at the end of the first quarter of fiscal 1998. In the corresponding period of the previous fiscal year, seven new stores were opened, one store was relocated, one store was remodeled and one store was closed. Net earnings for the first quarter of fiscal 1999 were $7,883,000, or 3.0% of sales, compared with $7,768,000, or 3.4% of sales, for the first quarter of fiscal 1998.

Sales Sales for the first quarter of fiscal 1999 were $259,931,000, a 14.7% increase over the $226,714,000 for the first quarter of fiscal 1998. This increase of $33,217,000 consisted of (i) a 1.1% increase in comparable store sales of $2,320,000 from the corresponding period of the previous fiscal year and (ii) additional sales from new and transition stores of $30,897,000.

Gross profit Gross profit for the first quarter of fiscal 1999 was $74,201,000, or 28.5% of sales, a $6,281,000 increase over the $67,920,000, or 30.0% of sales, in gross profit for the first quarter of the previous fiscal year. The 1.5% decrease in gross profit, as a percent of sales, resulted primarily from
(i) a 1.2% increase in cost of sales related to the sale of clearance merchandise at lower margins, some additional promotional activity in March 1999 and from a less profitable sales mix of spring and summer merchandise and (ii) a 0.3% increase in occupancy costs primarily related to higher rents associated with new and relocated stores.

Selling, general and administrative expenses Selling, general and administrative expenses for the first quarter of fiscal 1999 were $62,154,000, or 23.9% of sales, an increase of $6,250,000 from $55,904,000, or 24.7% of sales, for the first quarter of the previous fiscal year. Selling, general and administrative expenses decreased by 0.8%, as a percent of sales, for the first quarter of fiscal 1999 compared with the first quarter of the previous fiscal year and is comprised of (i) a 0.5% decrease in bonus expenses related to the Company's Short-Term Incentive Plan and other bonus plans and (ii) a 0.3% decrease in other selling, general and administrative expenses.

Interest expense Interest expense for the first quarter of fiscal 1999 decreased by $41,000 compared with the first quarter of the previous fiscal year as a result of decreases in various interest expenses incurred during the period.

Investment income Investment income for the first quarter of fiscal 1999 increased by $42,000 compared with the first quarter of the previous fiscal year primarily as a result of an increase in invested funds during the period.

Income taxes The provision for income taxes for the first quarter of fiscal 1999 was $4,689,000, for an effective tax rate of 37.3% of earnings before income taxes, compared with $4,690,000, for an effective tax rate of 37.7% of earnings before income taxes, for the first quarter of the previous fiscal year. The decrease in the effective tax rate is primarily due to a decrease in effective state income tax rates.

Liquidity and Capital Resources

Financial position The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit agreement. At May 1, 1999, the Company's working capital was $103,758,000 compared with $83,788,000 at May 2, 1998. At the end of the first quarter of fiscal 1999 compared with the first quarter of the previous fiscal year, (i) cash, cash equivalents and investment securities increased by $15,340,000, (ii) net property and equipment increased by $13,116,000, (iii) inventories increased by $11,992,000 due to an increase in the number of stores and (iv) accounts payable decreased by $3,387,000. Trade payables, as a percent of inventories, were 60.0% at May 1, 1999 compared with 65.8% at May 2, 1998.

The Company has a credit agreement for an unsecured revolving line of credit which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to an aggregate of $130,000,000 and which expires in May 2001. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin,
(ii) letter of credit fees based on the number of days a letter of credit is outstanding times an applicable fee and (iii) an annual commitment fee payable quarterly in advance. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures.

At May 1,  1999,  the  Company  had  no  cash  borrowings  and  $43,055,000  was outstanding  for  letters  of  credit  compared  with  no  cash  borrowings  and
$68,941,000 outstanding for letters of credit at May 2, 1998. Cash borrowings averaged $38,000 (with the highest balance of $2,000,000 in March 1999) in the first quarter of fiscal 1999 compared with no cash borrowings for the first quarter of fiscal 1998. Letters of credit outstanding averaged $44,695,000 during the first quarter of fiscal 1999 compared with $58,744,000 during the first quarter of fiscal 1998. The highest balance of letters of credit outstanding during the first quarter of fiscal 1999 and 1998 was $49,454,000 (in February 1999) and $72,857,000 (in April 1998), respectively.

Cash flows Operating activities used cash of $980,000 in the first quarter of fiscal 1999 compared with $23,185,000 in the first quarter of the previous fiscal year. Cash used in operating activities during the first quarter of fiscal 1999 for seasonal inventory increases was $30,914,000 compared with $32,942,000 for the first quarter of the previous fiscal year. Accounts payable provided cash of $12,353,000 in the first quarter of fiscal 1999 compared with $8,902,000 for the first quarter of the previous fiscal year. Other assets and liabilities provided cash of $1,431,000 compared with cash used of $4,143,000 for the first quarter of the previous fiscal year. Depreciation and amortization amounted to $3,782,000 in the first quarter of fiscal 1999 compared with $3,191,000 for the first quarter of the previous fiscal year.

Cash flows from investing activities for the first quarter of fiscal 1999 reflected a net use of cash amounting to $10,534,000 compared with $4,393,000 for the first quarter of the previous fiscal year. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores and for general corporate purposes.

Cash used by financing activities for the first quarter of fiscal 1999 was $14,497,000 compared with cash provided of $11,345,000 for the first quarter of the previous fiscal year. The Company's cash management program used cash of $14,518,000 in the first quarter of fiscal 1999 compared with cash provided of $8,204,000 for the first quarter of the previous fiscal year. The Company received $18,000 in cash and realized a tax benefit of $3,000 in the first quarter of fiscal 1999 compared with $1,250,000 in cash and a tax benefit of $1,891,000 for the first quarter of the previous fiscal year from the issuance of common stock on exercise of stock options.

Outlook The Company plans to open approximately 30 to 35 new stores and relocate or remodel approximately 24 stores and close one store during fiscal 1999. During the second quarter to date, the Company opened two new stores. Management estimates that capital expenditures of approximately $29,500,000 will be required for (i) opening new stores, (ii) upgrading existing stores, (iii) distribution center enhancements, (iv) computer systems and equipment and (v) for general corporate purposes during the remainder of fiscal 1999.

The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with cash flows from operations, including credit terms from vendors, and the borrowings available under the credit agreement will be sufficient to meet the Company's operating and capital expenditure requirements.

In February 1999, two lawsuits were served on the Company. The first lawsuit was filed by nine individual plaintiffs at one of the Company's retail stores, who generally allege discrimination with respect to employment opportunities, including, among other things, discrimination through their constructive discharge, failure to be promoted and failure to be paid wages equal to white employees. The second lawsuit was filed by 20 named plaintiffs, who generally allege that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures, and by maintaining unequal terms and conditions of employment and that the Company maintained a racially hostile working environment. The plaintiffs in the second lawsuit also named Robert M. Goodfriend, the Company's Chairman and Chief Executive Officer, as a defendant, and are seeking to have this action certified as a class action. By way of damages, the plaintiffs in these actions are seeking, among other things, injunctive relief, back pay and other monetary relief. The Company disputes these claims and intends to defend these matters vigorously. It is too early to estimate the effect, if any, these two lawsuits may have on the Company's financial position or results of operations.

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

The state of readiness

During fiscal 1998, the Company established an oversight committee, consisting of individuals from each of its functional areas, to review all of the Company's computer systems and programs, as well as the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the year 2000. This committee meets regularly to review the progress of the Company's Year 2000 compliance issues. At May 1, 1999, all internal systems have been modified to be Year 2000 compliant. Throughout the remainder of fiscal 1999 the Company plans to continue testing and monitoring its internal systems for Year 2000 compliance. In addition, the oversight committee will continue to meet throughout the remainder of fiscal 1999 and into the year 2000 to review the progress of the Company's Year 2000 efforts and to address any problems encountered with third parties.

In addition, the Company has contacted its significant suppliers and other service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Although most suppliers have responded that they expect to be in substantial compliance, there can be no guarantee that the computer systems of these third parties on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company is not yet in a position to assess any third party's compliance efforts with the Year 2000 issue or the impact on the Company, if any, of the failure of one or more third party's Year 2000 compliance efforts.

Costs to address Year 2000 issues

Through May 1, 1999, the costs incurred by the Company for Year 2000 issues amounted to approximately $881,000 for external and existing internal resources that were expensed as incurred. The Company's remaining costs for Year 2000 issues are estimated at $699,000, which primarily consist of (i) $283,000 for the purchase of software and hardware and (ii) $416,000 representing external and existing internal resources that will be expensed as incurred.

Risks of Year 2000 issues

The risks associated with failing to remediate the Year 2000 issues include, among other things, temporary disruptions in (i) store operations, (ii) ordering, receiving and distributing merchandise, (iii) services provided by banks such as credit card processing and authorization, (iv) communication services, (v) city and government services and (vi) utility services as well as other vital and necessary operations.

Contingency plans

The oversight committee is currently in the process of developing a contingency plan for each area within the organization that could be affected by the Year 2000 issue. Although management currently anticipates minimal business disruption, the failure of either the Company or one of its major business partners to remediate the Year 2000 issue could have a materially adverse impact on the Company's business, operations and financial condition.

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

Inflation can affect the costs incurred by the Company in the purchase of its merchandise, the leasing of its stores and certain components of its selling, general and administrative expenses. During the last three fiscal years ended January 30, 1999, inflation has not materially affected the Company's business, although there can be no assurance that inflation will not have a material adverse effect on the Company in the future.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company has no material investments or risks in market risk sensitive instruments.

PART II - OTHER INFORMATION



Item 1 - Legal Proceedings  -  None
----------------------------


Item 2.  -  Changes in Securities and Use of Proceeds  -  None
------------------------------- ---------------------


Item 3.  -  Defaults Upon Senior Securities  -  None


Item 4.  -  Submission of Matters to a Vote of Security Holders  -  None
------------------------------------ --------------------------


Item 5.  -  Other Information  - None


Item 6.  -  Exhibits and Reports on Form 8-K

        a)   Exhibits -
              11      -         Statement re: Computation of Per Share Earnings
              15      -         Accountants' Awareness Letter
              27      -         Financial Data Schedule

        b)       Reports on Form 8-K  -
        On February 19, 1999, the Company filed a report on Form 8-K with respect to its issuance on February 16, 1999 of a press release which stated, in part, that a complaint on behalf of a purported class has been filed in federal court in Albany, Georgia alleging racial discrimination. Such issuance was reported under Item 5 - Other Event.

                          GOODY'S FAMILY CLOTHING, INC.


                                   SIGNATURES


                    Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   GOODY'S FAMILY CLOTHING, INC.
                                                                   (Registrant)



             Date:    May 25, 1999                   /s/ Robert M. Goodfriend
                    ------------------------        ---------------------------
                                                     Robert M. Goodfriend
                                                     Chairman of the Board and
                                                     Chief Executive Officer


             Date:    May 25, 1999                   /s/ Harry M. Call
                    ------------------------        ---------------------------
                                                     Harry M. Call
                                                     Director, President and
                                                     Chief Operating Officer



             Date:    May 25, 1999                   /s/ Edward R. Carlin
                    ------------------------        ---------------------------
                                                     Edward R. Carlin
                                                     Executive Vice President,
                                                     Chief Financial Officer
                                                     and Secretary
                                                     (Principal Financial
                                                     Officer)


             Date:    May 25, 1999                   /s/ David G. Peek
                    ------------------------        ---------------------------
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