Form 10-Q
period 1999-07-31
GOODYS FAMILY CLOTHING INC /TN
filed 1999-09-09
CIK 879123

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                              ----------------------

                                                     FORM 10-Q

(Mark One)
 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                July 31, 1999
                            -----------------------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                 Common Stock, no par value, 33,199,180 shares outstanding as of August 28, 1999.

                                           Goody's Family Clothing, Inc.
                                                Index to Form 10-Q
                                                   July 31, 1999



Part I - Financial Information:

     Item 1 - Financial Statements

         Consolidated Statements of Operations..........................   3

         Consolidated Balance Sheets....................................   4

         Consolidated Statements of Cash Flows..........................   5

         Notes to Consolidated Financial Statements....................   6 - 7

         Independent Accountants' Review Report.........................   8

     Item 2 - Management's Discussion and Analysis of Financial Condition and
                Results of Operations.................................   9 - 15

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk.  15


Part II - Other Information............................................ 16 - 17
          -----------------

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  (a)  Exhibits
     Item 6.  (b)  Reports on Form 8-K


Signatures...............................................................  18

PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1  - Consolidated Financial Statements

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Operations - Unaudited
(In thousands, except per share amounts)

                                                     Thirteen                            Twenty-six
                                                  Weeks Ended                           Weeks Ended
                                            July 31,           August 1,           July 31,         August 1,
                                             1999                1998               1999               1998
                                          -------------      ------------       -------------     ------------

Sales                                     $    277,260         $  249,489       $   537,191$        476,203
Cost of sales and occupancy expenses           195,790            178,345            381,520        337,139
                                          ------------       ------------            -------      ------------
Gross profit                                    81,470             71,144            155,671        139,064

Selling, general and administrative
   expenses                                     66,545             57,632            128,699        113,536
                                          ------------       ------------       ------------      ------------
Earnings from operations                        14,925             13,512             26,972         25,528

Interest expense                                    53                 87                106            181
Investment income                                  699                462              1,277            998
                                          ------------       ------------       ------------      ------------
Earnings before income taxes                    15,571             13,887             28,143         26,345

Provision for income taxes                       5,864              5,229             10,553          9,919
                                          ------------       ------------       ------------      ------------
Net earnings                              $      9,707       $      8,658         $   17,590      $  16,426
                                          ============       ============       ============      ============

Earnings per common share
   Basic                                  $       0.29       $       0.26       $       0.53      $    0.49
                                          ============       ============       ============      ============
   Diluted                                $       0.29       $       0.25       $       0.52      $    0.47
                                          ============       ============       ============      ============

Weighted average common
shares outstanding
   Basic                                        33,318             33,538             33,325         33,384
                                          ============       ============       ============      ============
   Diluted                                      33,900             34,989             33,909         34,836
                                          ============       ============       ============      ============











See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                                July 31,         January 30,        August 1,
                                                                 1999               1999             1998
                                                              (unaudited)                         (unaudited)

ASSETS
Current Assets
   Cash and cash equivalents                                 $     70,858        $     89,292      $     41,872
   Inventories                                                    209,666             165,687           201,295
   Accounts receivable and other current assets                    14,897              14,195            23,178
                                                             ------------        ------------      ------------
   Total current assets                                           295,421             269,174           266,345
Property and equipment, net                                       113,343             104,789           100,446
Other assets                                                        3,647               3,210             3,037
                                                             ------------        ------------      ------------

   Total assets                                              $    412,411        $    377,173      $    369,828
                                                             ============        ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                          $    133,885        $    122,776      $    126,420
   Accrued expenses                                                49,043              43,190            44,341
   Income taxes payable                                             1,764                 321                 -
   Current portion of long-term debt                                  289                 289               263
                                                             ------------        ------------      ------------
   Total current liabilities                                      184,981             166,576           171,024
Long-term debt                                                        318                 318               608
Other long-term liabilities                                         3,790               3,782             3,381
Deferred income taxes                                              11,223              11,020            10,368
                                                             ------------        ------------      ------------
   Total liabilities                                              200,312             181,696           185,381
                                                             ------------        ------------      ------------

Commitments and Contingencies


Shareholders' Equity
   Preferred stock, $1.00 par value;
     Authorized - 2,000,000 shares;
       Issued and outstanding - none
   Class B Common stock, no par value;
     Authorized - 50,000,000 shares;
       Issued and outstanding - none
   Common stock, no par value;
     Authorized - 50,000,000 shares;
       Issued  and outstanding - 33,245,480; 33,330,780
        and 33,326,130 shares, respectively                        27,104              28,102            28,034
   Paid-in capital                                                  9,479               9,449             9,748
   Retained earnings                                              175,516             157,926           146,665
                                                             ------------        ------------      ------------
   Total shareholders' equity                                     212,099             195,477           184,447
                                                             ------------        ------------      ------------

   Total liabilities and shareholders' equity                $    412,411        $    377,173      $    369,828
                                                             ============        ============      ============


See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc.  and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

                                                                                   Twenty-six Weeks Ended
                                                                                   July 31,          August 1,
                                                                                    1999                1998
                                                                                 ---------         ------------

Cash Flows from Operating Activities
Net earnings                                                                       $    17,590       $   16,426
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                       7,819            6,587
     Net loss on asset disposals and write-down                                            289              649
     Changes in assets and liabilities:
         Inventories                                                                   (43,979)         (49,628)
         Accounts payable                                                               26,794           17,862
         Income taxes                                                                    2,569          (12,754)
         Other assets and liabilities                                                    4,965           (3,035)
                                                                                 -------------     -------------
             Cash provided by (used in) operating activities                            16,047          (23,893)
                                                                                   -----------     -------------

Cash Flows from Investing Activities
Acquisitions of property and equipment                                                 (16,690)         (10,242)
Proceeds from sale of property and equipment                                                28               28
                                                                                 -------------     ------------
             Cash used in investing activities                                         (16,662)         (10,214)
                                                                                 --------------    -------------

Cash Flows from Financing Activities
Exercise of stock options                                                                  103            7,964
Purchase of Common Stock                                                                (1,071)               -
Changes in cash management accounts                                                    (16,851)           3,841
                                                                                 --------------    ------------
             Cash (used in) provided by financing activities                           (17,819)          11,805
                                                                                   ------------    ------------

Cash and cash equivalents
Net decrease for the period                                                            (18,434)         (22,302)
Cash and cash equivalents, beginning of period                                          89,292           64,174
                                                                                --------------      -----------
Cash and cash equivalents, end of period                                         $      70,858     $     41,872
                                                                                 =============     ============

Supplemental Disclosures
     Income tax payments                                                         $       7,866     $     17,205
     Interest payments                                                                      75              133









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

Accounting for derivative instruments and hedging activities

     In June 1998, the American Institute of Certified Public Accountants issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). SFAS No. 133, as amended, is effective beginning with the Company's fiscal year 2001 and requires that an entity recognize all derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Company has not yet completed its analysis of the effect of SFAS No. 133 on its financial statements.

Goody's Family Clothing, Inc. and Subsidiaries
Notes to Consolidated Financial Statements  -  continued
(Unaudited)

(5) Contingencies

     In February 1999 a lawsuit was filed against the Company by nine individual plaintiffs at one of the Company's retail stores, who generally allege discrimination with respect to employment opportunities, including, among other things, discrimination through their constructive discharge, failure to be promoted and failure to be paid wages equal to white employees. One plaintiff in this first lawsuit has agreed in principle, subject to the execution of definitive agreements, to accept nominal consideration from the Company in exchange for a release, five plaintiffs have filed or agreed to file motions to dismiss with prejudice and the remaining three plaintiffs remain in this action.

     Also in February 1999, a second lawsuit was filed by 20 named plaintiffs, who generally allege that the Company discriminated against a class of
African-American employees at its retail stores through the use of discriminatory selection and compensation procedures, and by maintaining unequal terms and conditions of employment and that the Company maintained a racially hostile working environment. The plaintiffs in the second lawsuit also named Robert M. Goodfriend, the Company's Chairman and Chief Executive Officer, as a defendant, and are seeking to have this action certified as a class action. By way of damages, the plaintiffs in this second action are seeking, among other things, injunctive relief, back pay and other monetary relief.

     In addition, the Company has been named as the sole defendant in three separate actions, two of which were served in May 1999 and one was served in August 1999. Each of these actions is brought by former employees who allege that the Company retaliated against them for opposing unlawful discrimination. Each of the plaintiffs seek monetary damages, including lost pay and benefits, mental and emotional suffering and punitive damages.

     The Company disputes the claims in these lawsuits and intends to defend the the unresolved claims vigorously. It is too early to estimate the effect, if any, these lawsuits may have on the Company's financial position or results of operations.

The Company is a party to certain other legal proceedings arising in the ordinary course of its business. Management currently believes that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.


>

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying condensed consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of July 31, 1999 and August 1, 1998 and the related consolidated statements of operations and cash flows for the thirteen and twenty-six week periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/Deloitte & Touche LLP
Atlanta, Georgia
August 17, 1999

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, plans and estimates and involve material risks and uncertainties including, but not limited to, (i) weather conditions; (ii) the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand; (iii) customer demand and trends in the apparel, shoe and retail industry and to the acceptance of merchandise acquired for sale by the Company; (iv) the effectiveness of advertising and promotional events; (v) the impact of competitors' pricing and store expansion; (vi) the ability to enter into leases for new store locations; (vii) the timing, magnitude and costs of opening new stores; (viii) individual store performance, including new stores; (ix) employee relations; (x) the Company's ability to properly staff the new shoe departments on a timely basis; (xi) the general economic conditions within the Company's markets; (xii) the Company's financing plans; (xiii) trends affecting the Company's financial condition or results of operations; (xiv) the Company's business and growth strategies and (xv) the effect of the Year 2000 issue on the Company and third parties who provide goods and services to the Company. Any "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company's financial results may be found in the Company's public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Securities and Exchange Commission's web site, http://www.sec.gov.

Results of Operations

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

                                                             Thirteen                    Twenty-six
                                                           Weeks Ended                 Weeks Ended
                                                       July 31,    August 1,         July 31,   August 1,
                                                      1999            1998          1999          1998
                                                   ------------   -----------    -----------   -----------

    Sales                                            100.0%          100.0%        100.0%        100.0%
    Cost of  sales and occupancy expenses             70.6            71.5          71.0          70.8
                                                     -----           -----         -----         -----
    Gross profit                                      29.4            28.5          29.0          29.2
    Selling, general and administrative expenses      24.0            23.1          24.0          23.8
                                                     -----           -----         -----         -----
    Earnings from operations                           5.4             5.4           5.0           5.4
    Interest expense                                     -               -             -           0.1
    Investment income                                  0.2             0.2           0.3           0.2
                                                     -----           -----         -----         -----
    Earnings before income taxes                       5.6             5.6           5.3           5.5
    Provision for income taxes                         2.1             2.1           2.0           2.1
                                                     -----           -----         -----         -----
    Net earnings                                       3.5%            3.5%          3.3%          3.4%
                                                     =====           =====         =====         =====

Thirteen Weeks Ended July 31, 1999 Compared with Thirteen Weeks Ended August 1, 1998

Overview - During the second quarter of fiscal 1999, the Company opened two new stores, relocated five stores and remodeled two stores, bringing the total number of stores in operation at July 31, 1999 to 269, compared with 233 at August 1, 1998. During the corresponding period of the previous fiscal year, the Company opened five new stores, relocated three stores, remodeled one store and closed one store. Net earnings for the second quarter of fiscal 1999 were $9,707,000, or 3.5% of sales, compared with $8,658,000, or 3.5% of sales, for the second quarter of fiscal 1998.

Sales - Sales for the second quarter of fiscal 1999 were $277,260,000, an 11.1% increase over the $249,489,000 in sales for the second quarter of fiscal 1998. This increase of $27,771,000 consisted of additional sales from new and transition stores of $35,713,000, which was offset by a 3.4% decrease, or $7,942,000, in comparable store sales. Management of the Company believes that this negative trend in sales was due, in part, to the difficulty in balancing the Company's strategies of margin expansion and inventory reduction and to the Company's failure to identify certain emerging fashion trends on a timely basis.

Shoe Corporation of America, Inc. ("SCOA"), under a license agreement with the Company, operated shoe departments in most of the Company's stores and the resulting shoe sales are included in the Company's reported sales. On June 14, 1999, SCOA filed for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court for the Southern District of Ohio. As a result of SCOA's financial difficulties, the Company's licensed shoe department sales for the second quarter ended July 31, 1999, declined approximately 28% in total and approximately 41% on a comparable store basis from the same period in the prior year, which negatively affected the Company's overall comparable store sales for the second quarter of 1999 by approximately 1.5%. Pursuant to the terms of an agreement, SCOA removed its shoe inventory from the Company's stores during the first week of August 1999 and subsequently, the Company began stocking its own shoe departments. In August 1999, the Company recorded net sales of approximately $50,000 from the licensed shoe departments and approximately $855,000 from its own shoe departments compared with approximately $3.2 million from the licensed shoe departments in August 1998. If all shoe sales are excluded from August 1999, the Company's overall comparable store sales would have decreased approximately 6.9% from August 1998. It is not anticipated that the Company will achieve an appropriate shoe inventory mix until February 2000, the date when the SCOA agreement was originally set to expire.

     Gross Profit - Gross profit for the second quarter of fiscal 1999 was $81,470,000, or 29.4% of sales, a $10,326,000 increase over the $71,144,000 in gross profit, or 28.5% of sales, generated for the second quarter of the previous fiscal year. The 0.9% increase in gross profit, as a percent of sales, in the second quarter of fiscal 1999 compared with the second quarter of fiscal 1998 resulted from a decrease in cost of sales of 1.3% which was offset by a 0.4% increase in occupancy costs. The decrease in cost of sales was primarily the result of (i) better inventory management and control, (ii) a shift from basic denim to fashion denim products that carry higher margins, (iii) an increase in basic denim margins and (iv) a decrease in the licensed shoe departments sales which carry lower margins. The increase in occupancy costs primarily resulted from higher rents associated with new and relocated stores and a decrease in comparable store sales as discussed above.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the second quarter of fiscal 1999 were $66,545,000, or 24.0% of sales, an increase of $8,913,000 from $57,632,000, or 23.1% of sales, for the second quarter of fiscal 1998. The 0.9% increase in selling, general and administrative expenses, as a percent of sales, for the second quarter of fiscal 1999 compared with the second quarter of fiscal 1998 resulted from (i) a 0.2% increase in advertising and promotional expenses, (ii) a 0.5% increase in store payroll expenses, (iii) a 0.3% increase in maintenance and repairs expenses, and (iv) a 0.4% increase in other selling, general and administrative expenses which were partially offset by a 0.5% decrease in bonus expenses related to the Company's Short-Term Incentive Plan and other bonus plans.

Interest Expense - Interest expense for the second quarter of fiscal 1999 decreased by $34,000 compared with the second quarter of the previous fiscal year as a result of decreases in various interest expenses incurred during the period.

Investment Income - Investment income for the second quarter of fiscal 1999 increased by $237,000 compared with the second quarter of the previous fiscal year primarily as a result of an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the second quarter of fiscal 1999 was $5,864,000, an effective tax rate of 37.7% of earnings before income taxes, compared with $5,229,000, an effective tax rate of 37.7% of earnings before income taxes, for the second quarter of the previous fiscal year. The increase from a 37.3% effective tax rate recorded in the first quarter of fiscal 1999 to a 37.7% effective tax rate recorded in the second quarter of fiscal 1999 resulted from state tax law changes.

Twenty-Six Weeks Ended July 31, 1999 Compared with Twenty-Six Weeks Ended August
 1, 1998

Overview - During the twenty-six weeks ended July 31, 1999, the Company opened 12 new stores, relocated 12 stores and remodeled four stores, bringing the total number of stores in operation at July 31, 1999 to 269, compared with 233 at August 1, 1998. During the corresponding period of the previous fiscal year, the Company opened 12 new stores, relocated four stores, remodeled two stores and closed two stores. Net earnings for the twenty-six weeks ended July 31, 1999 were $17,590,000, or 3.3% as a percent of sales, compared with $16,426,000, or 3.4% as a percent of sales, for the twenty-six weeks ended August 1, 1998.

Sales - Sales for the twenty-six weeks ended July 31, 1999 were $537,191,000, a 12.8% increase over the $476,203,000 in sales for the corresponding period of the previous fiscal year. This increase of $60,988,000 consisted of additional sales from new and transition stores of $66,610,000 which was offset by a 1.2% decrease, or $5,622,000, in comparable store sales. The licensed shoe department sales for the twenty-six weeks ended July 31, 1999 declined approximately 10% in total and approximately 24% on a comparable store basis from such sales for the corresponding period of the previous fiscal year, which negatively affected the overall Company's comparable store sales for the twenty-six weeks ended July 31, 1999 by approximately 1%.

     Gross Profit - Gross profit for the twenty-six weeks ended July 31, 1999 was $155,671,000, or 29.0% of sales, a $16,607,000 increase over the
$139,064,000 in gross profit, or 29.2% of sales, generated for the corresponding period of the previous fiscal year. The 0.2% decrease in gross profit, as a percent of sales, for the twenty-six weeks ended July 31, 1999 compared with the twenty-six weeks ended August 1, 1998 resulted from a decrease in cost of sales of 0.1% which was offset by a 0.3% increase in occupancy costs. The decrease in cost of sales was primarily the result of better inventory management and control. The increase in occupancy costs primarily resulted from higher rents associated with new and relocated stores and a decrease in comparable store sales as discussed above.

     Selling, General and Administrative Expenses - Selling, general and administrative expenses for the twenty-six weeks ended July 31, 1999 were $128,699,000, or 24.0% of sales, an increase of $15,163,000 from $113,536,000, or 23.8% of sales, for the corresponding period of the previous fiscal year. The 0.2% increase in selling, general and administrative expenses, as a percent of sales, for the twenty-six weeks ended July 31, 1999 compared with the twenty-six weeks ended August 1, 1998 resulted from (i) a 0.1% increase in advertising and promotional expenses (ii) a 0.4% increase in store payroll expenses and (iii) a 0.2% increase in maintenance and repairs expenses which were partially offset by a 0.5% decrease in bonus expenses related to the Company's Short-Term Incentive Plan and other bonus plans.

Interest Expense - Interest expense for the twenty-six weeks ended July 31, 1999 decreased by $75,000 compared with the corresponding period of the previous fiscal year as a result of decreases in various interest expenses incurred during the period.

Investment Income - Investment income for the twenty-six weeks ended July 31, 1999 increased by $279,000 compared with the corresponding period of the previous fiscal year primarily as a result of an increase in invested funds during the period.

     Income Taxes - The provision for income taxes for the twenty-six weeks ended July 31, 1999 was $10,553,000, an effective tax rate of 37.5% of earnings before income taxes, compared with $9,919,000, an effective tax rate of 37.7% of earnings before income taxes, for the corresponding period of the previous fiscal year. The Company expects the effective tax rate for the third and fourth quarter and fiscal year 1999 to be 37.5%.

Liquidity and Capital Resources

Financial Position - The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors and borrowings under its credit agreement. At July 31, 1999, the Company's working capital was $110,440,000 compared with $95,321,000 at August 1, 1998. At the end of the second quarter of fiscal 1999, compared with the second quarter of the previous fiscal year, (i) cash and cash equivalents increased by $28,986,000, (ii) net property and equipment increased by $12,897,000, (iii) inventories increased by $8,371,000 and (iv) accounts payable increased by $7,465,000. The net increase in inventories was primarily due to inventories for new stores offset by a lower inventories on a store by store basis for existing stores. Trade payables as a percent of inventories increased to 63.9% at July 31, 1999 as compared with 62.8% at August 1, 1998.

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

At July 31, 1999, the Company had no cash borrowings and $54,187,000 was outstanding for letters of credit compared with no cash borrowings and $68,840,000 outstanding for letters of credit at August 1, 1998. Cash borrowings averaged $19,000 (with the highest balance of $2,000,000 in March 1999) during the twenty-six weeks ended July 31, 1999 compared with no cash borrowings during the twenty-six weeks ended August 1, 1998. Letters of credit outstanding averaged $47,128,000 during the twenty-six weeks ended July 31, 1999 compared with $66,988,000 during the twenty-six weeks ended August 1, 1998. The highest balance of letters of credit outstanding during the twenty-six weeks ended July 31, 1999 was $58,464,000 (in July 1999) compared with $80,142,000 (in May 1998)
during the twenty-six weeks ended August 1, 1998.

Cash Flows - Operating activities provided cash of $16,047,000 in the twenty-six weeks ended July 31, 1999 compared with cash used of $23,810,000 in the corresponding period of the previous fiscal year. Cash used for increases in inventory during the twenty-six weeks ended July 31, 1999 and August 1, 1998 was $43,979,000 and $49,628,000, respectively. Accounts payable provided cash of $26,794,000 and $17,862,000 in the twenty-six weeks ended July 31, 1999 and August 1, 1998, respectively. Depreciation and amortization expenses were $7,819,000 and $6,587,000 for the twenty-six weeks ended July 31, 1999 and August 1, 1998, respectively.

Cash flows from investing activities reflected a $16,662,000 and $10,214,000 net use of cash for the twenty-six weeks ended July 31, 1999 and August 1, 1998, respectively. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores and for general corporate purposes.

     Cash used by financing activities for the twenty-six weeks ended July 31, 1999 was $17,819,000 compared with cash provided of $11,722,000 for the corresponding period of the previous fiscal year. The Company's cash management program used cash of $16,851,000 in the twenty-six weeks ended July 31, 1999 compared with cash provided of $3,841,000 for the corresponding period of the previous fiscal year. During the twenty-six weeks ended July 31, 1999, the Company received $73,000 in cash and realized a tax benefit of $30,000, compared with $2,937,000 in cash and a tax benefit of $4,944,000 during the corresponding period of the previous year from the issuance of common stock upon the exercise of stock options. In June 1999, the Company's Board of Directors authorized the Company to spend up to $20 million to repurchase shares of its common stock. As a result, the Company repurchased 100,000 shares of its common stock during the second quarter of fiscal 1999 for approximately $1,071,000.

     Outlook - The Company plans to open approximately 32 new stores and relocate or remodel approximately 21 stores and close one store during fiscal 1999. During the third quarter to date, the Company opened three new stores and relocated one store. Management estimates that capital expenditures of approximately $23,300,000 will be required for (i) opening new stores, (ii) upgrading existing stores, (iii) distribution center enhancements, (iv) computer systems and equipment and (v) for general corporate purposes during the remainder of fiscal 1999. The Company also plans to repurchase shares of its common stock from time to time in the open market or in privately negotiated transactions, depending upon price, prevailing market conditions and other factors.

The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Based on the Company's current growth plans, it is estimated that the existing Knoxville distribution center can service its stores through fiscal 2000. In order to meet the merchandise distribution requirements beginning in fiscal 2001, the Company is contemplating acquiring or building a new distribution facility at a cost of approximately $20 million which will be operational some time during fiscal 2001. Management believes that its existing working capital, together with cash flows from operations, including credit terms from vendors, and the borrowings available under the credit agreement will be sufficient to meet the Company's operating and capital expenditure requirements.

     In February 1999 a lawsuit was filed against the Company by nine individual plaintiffs at one of the Company's retail stores, who generally allege discrimination with respect to employment opportunities, including, among other things, discrimination through their constructive discharge, failure to be promoted and failure to be paid wages equal to white employees. One plaintiff in this first lawsuit has agreed in principle, subject to the execution of definitive agreements, to accept nominal consideration from the Company in exchange for a release, five plaintiffs have filed or agreed to file motions to dismiss with prejudice and the remaining three plaintiffs remain in this action.

     Also in February 1999, a second lawsuit was filed by 20 named plaintiffs, who generally allege that the Company discriminated against a class of
African-American employees at its retail stores through the use of discriminatory selection and compensation procedures, and by maintaining unequal terms and conditions of employment and that the Company maintained a racially hostile working environment. The plaintiffs in the second lawsuit also named Robert M. Goodfriend, the Company's Chairman and Chief Executive Officer, as a defendant, and are seeking to have this action certified as a class action. By way of damages, the plaintiffs in this second action are seeking, among other things, injunctive relief, back pay and other monetary relief.

     In addition, the Company has been named as the sole defendant in three separate actions, two of which were served in May 1999 and one was served in August 1999. Each of these actions is brought by former employees who allege that the Company retaliated against them for opposing unlawful discrimination. Each of the plaintiffs seek monetary damages, including lost pay and benefits, mental and emotional suffering and punitive damages.

     The Company disputes the claims in these lawsuits and intends to defend the the unresolved claims vigorously. It is too early to estimate the effect, if any, these lawsuits may have on the Company's financial position or results of operations.

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

The state of readiness

During fiscal 1998, the Company established an oversight committee, consisting of individuals from each of its functional areas, to review all of the Company's computer systems and programs, as well as the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the year 2000. This committee meets regularly to review the progress of the Company's Year 2000 compliance issues. At July 31, 1999, substantially all internal systems have been modified to be Year 2000 compliant. Throughout the remainder of fiscal 1999 the Company plans to continue testing and monitoring its internal systems for Year 2000 compliance. In addition, the oversight committee will continue to meet throughout the remainder of fiscal 1999 and into the year 2000 to review the progress of the Company's Year 2000 efforts and to address any problems encountered with third parties.

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

Costs to address Year 2000 issues

Through July 31, 1999, the costs incurred by the Company for Year 2000 issues amounted to approximately $995,000 for external and existing internal resources that were expensed as incurred. The Company's remaining costs for Year 2000 issues are estimated at $585,000, which primarily consist of (i) $246,000 for the purchase of software and hardware and (ii) $339,000 representing external and existing internal resources that will be expensed as incurred.

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

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     In February 1999 a lawsuit was filed against the Company by nine individual plaintiffs at one of the Company's retail stores, who generally allege discrimination with respect to employment opportunities, including, among other things, discrimination through their constructive discharge, failure to be promoted and failure to be paid wages equal to white employees. The plaintiffs' claims were brought under the Civil Rights Act of 1866. One plaintiff in this first lawsuit has agreed in principle, subject to the execution of definitive agreements, to accept nominal consideration from the Company in exchange for a release, five plaintiffs have filed or agreed to file motions to dismiss with prejudice and the remaining three plaintiffs remain in this action.

     Also in February 1999, a second lawsuit was filed by 20 named plaintiffs, who generally allege that the Company discriminated against a class of
African-American employees at its retail stores through the use of discriminatory selection and compensation procedures, and by maintaining unequal terms and conditions of employment and that the Company maintained a racially hostile working environment. The plaintiffs' claims were brought under Title VII of the Civil Rights Act of 1964, as amended, and under the Civil Rights Act of 1866. The plaintiffs in the second lawsuit also named Robert M. Goodfriend, the Company's Chairman and Chief Executive Officer, as a defendant, and are seeking to have this action certified as a class action. By way of damages, the plaintiffs in this second action are seeking, among other things, injunctive relief, back pay and other monetary relief.

In addition, the Company has been named as the sole defendant in three separate actions arising under Title VII of the Civil Rights Act of 1964, and 42 U.S.C.
Section 1981, two of which were served in May 1999 and one was served in August 1999. Each of these actions is brought by former employees who allege that the Company retaliated against them for opposing unlawful discrimination. Each of the plaintiffs seek monetary damages, including lost pay and benefits, mental and emotional suffering and punitive damages.

     The Company disputes the claims in these lawsuits and intends to defend the the unresolved claims vigorously. It is too early to estimate the effect, if any, these lawsuits may have on the Company's financial position or results of operations.

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

The Company held its Annual Meeting of Shareholders (the "Meeting") on June 16, 1999 at which the election of directors was submitted to a vote of shareholders.

At the Meeting, the following persons were elected as directors of the Company for three year terms expiring at the 2002 Annual Meeting of Shareholders:

Irwin L. Lowenstein - 30,859,475 shares of common stock were voted in favor of his election; 81,951 shares of common stock were withheld and 2,392,054 shares of common stock were not voted.

Cheryl L. Turnbull - 30,858,925 shares of common stock were voted in favor of her election; 82,501 shares of common stock were withheld; and 2,392,054 shares of common stock were not voted.

The other directors of the Company include Harry M. Call and Samuel J. Furrow, whose terms expire at the 2000 Annual Meeting of Shareholders and Robert M. Goodfriend and Robert F. Koppel, whose terms expire at the 2001 Annual Meeting of Shareholders.

Item 5.  -  Other Information  - None

Item 6.  -  Exhibits and Reports on Form 8-K
        a)   Exhibits -

              10.71   Goody's Family Clothing, Inc. Executive Deferral Plan

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





                          GOODY'S FAMILY CLOTHING, INC.
                                                                   (Registrant)


             Date:    September 9, 1999             /s/ Robert M. Goodfriend
                 ------------------------        ----------------------------
                                                       Robert M. Goodfriend
                                                       Chairman of the Board and
                                                       Chief Executive Officer


             Date:    September 9, 1999             /s/ Harry M. Call
                ------------------------         ------------------------------
                                                       Harry M. Call
                                                       Director, President and
                                                       Chief Operating Officer



             Date:    September 9, 1999             /s/ Edward R. Carlin
                   ------------------------------------------------------------
                                                       Edward R. Carlin
                                                       Executive Vice President,
                                                       Chief Financial Officer
                                                        and Secretary
                                                   (Principal Financial Officer)



             Date:    September 9, 1999             /s/ David G. Peek
                    -----------------------------------------------------------
                                                    David G. Peek
                                                    Vice President, Corporate
                                                    Controller and
                                                    Chief Accounting Officer
                                                  (Principal Accounting Officer)