Form 10-Q
period 1999-10-30
GOODYS FAMILY CLOTHING INC /TN
filed 1999-12-09
CIK 879123

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                              ----------------------

                                                     FORM 10-Q

(Mark One)
 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    October 30, 1999
                                      -------------------------------------

                                            OR

 [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

     Commission file number 0-19526

                         Goody's Family Clothing, Inc.
              (Exact name of registrant as specified in its charter)

         Tennessee                                     62-0793974
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)
400 Goody's Lane,            Knoxville, Tennessee              37922
Address of principal executive offices)                      (Zip Code)

                              (865) 966-2000
              (Registrant's telephone number, including area code)

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

                 Common Stock, no par value, 33,124,380 shares outstanding as of December 9, 1999.

                                           Goody's Family Clothing, Inc.
                                                Index to Form 10-Q
                                                 October 30, 1999



Part I - Financial Information:

     Item 1 - Financial Statements

         Consolidated Statements of Operations..........................   3

         Consolidated Balance Sheets....................................   4

         Consolidated Statements of Cash Flows..........................   5

         Notes to Consolidated Financial Statements.....................  6 - 8

         Independent Accountants' Review Report..........................   9

     Item 2 - Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................... 10 - 16

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk.   16


Part II - Other Information..............................................17 - 18
          -----------------

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  (a)  Exhibits
     Item 6.  (b)  Reports on Form 8-K


Signatures................................................................  19

PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1  - Consolidated Financial Statements

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Operations - Unaudited
(In thousands, except per share amounts)

                                                     Thirteen                            Thirty-nine
                                                  Weeks Ended                           Weeks Ended
                                           October 30,        October 31,         October 30,      October 31,
                                             1999                1998               1999               1998
                                          -------------      ------------       -------------     ------------

Sales                                     $    268,078         $  251,335       $    805,269       $   727,538
Cost of sales and occupancy expenses           193,765            186,789            575,285           523,928
                                          ------------       ------------            -------      ------------
Gross profit                                    74,313             64,546            229,984           203,610

Selling, general and administrative
   expenses                                     72,283             59,614            200,982           173,150
                                          ------------       ------------       ------------      ------------
Earnings from operations                         2,030              4,932             29,002            30,460

Interest expense                                    51                 99                157               280
Investment income                                  686                407              1,963             1,405
                                          ------------       ------------       ------------      ------------
Earnings before income taxes                     2,665              5,240             30,808            31,585

Provision for income taxes                         999              1,973             11,552            11,892
                                          ------------       ------------       ------------      ------------

Net earnings                              $      1,666       $      3,267         $   19,256      $     19,693
                                          ============       ============       ============      ============

Earnings per common share
   Basic                                  $       0.05       $       0.10       $       0.58      $       0.59
                                          ============       ============       ============      ============
   Diluted                                $       0.05       $       0.10       $       0.57      $       0.57
                                          ============       ============       ============      ============

Weighted average common
shares outstanding
   Basic                                        33,168             33,328             33,273            33,099
                                          ============       ============       ============      ============
   Diluted                                      33,611             34,322             33,809            34,393
                                          ============       ============       ============      ============






     See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                              October 30,        January 30,       October 31,
                                                                 1999               1999             1998
                                                              (unaudited)                         (unaudited)

ASSETS
Current Assets
   Cash and cash equivalents                                 $     28,269        $     89,292      $     27,371
   Inventories                                                    274,849             165,687           266,384
   Accounts receivable and other current assets                    20,093              14,195            21,458
                                                             ------------        ------------      ------------
   Total current assets                                           323,211             269,174           315,213
Property and equipment, net                                       116,571             104,789           104,193
Other assets                                                        7,191               3,210             3,030
                                                             ------------        ------------      ------------

   Total assets                                              $    446,973        $    377,173      $    422,436
                                                             ============        ============      ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                          $    164,995        $    122,776      $    172,580
   Accrued expenses                                                53,741              43,190            46,678
   Income taxes payable                                               498                 321               544
   Current portion of long-term debt                                  289                 289               263
                                                             ------------        ------------      ------------
   Total current liabilities                                      219,523             166,576           220,065
Long-term debt                                                        318                 318               608
Other long-term liabilities                                         3,695               3,782             3,476
Deferred income taxes                                              11,107              11,020            10,528
                                                             ------------        ------------      ------------
   Total liabilities                                              234,643             181,696           234,677
                                                             ------------        ------------      ------------

Commitments and Contingencies


Shareholders' Equity
   Preferred stock, $1.00 par value;
     Authorized - 2,000,000 shares;
       Issued and outstanding - none
   Class B Common stock, no par value;
     Authorized - 50,000,000 shares;
       Issued and outstanding - none
   Common stock, no par value;
     Authorized - 50,000,000 shares;
       Issued and outstanding - 33,086,380,  33,330,780
        and 33,330,430 shares, respectively                        25,667              28,102            28,063
   Paid-in capital                                                  9,481               9,449             9,764
   Retained earnings                                              177,182             157,926           149,932
                                                             ------------        ------------      ------------
   Total shareholders' equity                                     212,330             195,477           187,759
                                                             ------------        ------------      ------------

   Total liabilities and shareholders' equity                $    446,973        $    377,173      $    422,436
                                                             ============        ============      ============


     See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc.  and Subsidiaries
Consolidated Statements of Cash Flows - Unaudited
(In thousands)

                                                                                   Thirty-nine Weeks Ended
                                                                                 October 30,       October 31,
                                                                                    1999                1998
                                                                                 ------------      ------------

Cash Flows from Operating Activities
Net earnings                                                                       $    19,256       $   19,693
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                      12,099           10,140
     Net loss on asset disposals and write-down                                          1,137              719
     Changes in assets and liabilities:
         Inventories                                                                 (109,162)         (114,717)
         Accounts payable                                                               59,718           42,983
         Income taxes                                                                    (181)          (13,218)
         Other assets and liabilities                                                    2,512             3,617
                                                                                 -------------     -------------
             Cash (used in) operating activities                                      (14,621)          (50,783)
                                                                                 -------------     -------------

Cash Flows from Investing Activities
Acquisitions of property and equipment                                                 (25,334)         (17,622)
Proceeds from sale of property and equipment                                               316               38
                                                                                 -------------     ------------
             Cash (used in) investing activities                                      (25,018)          (17,584)
                                                                                 -------------     ------------
Cash Flows from Financing Activities
Exercise of stock options                                                                  111            8,009
Purchase of common stock                                                                (2,513)               -
Changes in cash management accounts                                                    (18,982)          23,555
                                                                                 --------------    ------------
             Cash (used in) provided by financing activities                           (21,384)          31,564
                                                                                   ------------    ------------

Cash and cash equivalents
Net decrease for the period                                                            (61,023)         (36,803)
Cash and cash equivalents, beginning of period                                          89,292           64,174
                                                                                   -----------      -----------
Cash and cash equivalents, end of period                                            $   28,269       $   27,371
                                                                                   ===========      ===========

Supplemental Disclosures
     Income tax payments                                                         $      14,422     $     20,022
     Interest payments                                                                     111              212









     See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1)  Basis of presentation

The accompanying condensed consolidated financial statements of Goody's Family Clothing, Inc. and subsidiaries (the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended January 30, 1999.

(2)  Related party transaction

Since 1987, the Company has, by agreement (the "Initial Agreement"), paid premiums on certain split-dollar life insurance policies covering the life of Robert M. Goodfriend, the Company's Chairman and Chief Executive Officer.

During the third quarter of fiscal 1999, the Compensation Committee of the Board of Directors authorized the Company to enter into a new split-dollar agreement (the "New Agreement") and, once in place, modify or terminate the Initial Agreement (which is anticipated to occur during the fourth quarter of fiscal
1999). Under this New Agreement, the Company has agreed to pay the premiums for certain second-to-die policies insuring the lives of Mr. and Mrs. Goodfriend, which are owned by a trust for the benefit of the Goodfriend's children (the "Trust"). The Company, however, has certain rights including the right to terminate these policies at any time prior to the occurrence of the following "restricting events": i) a change of control (as defined), ii) the termination of Mr. Goodfriend's employment by the Company, or iii) unless certain conditions are met, the death of Mr. Goodfriend. The Company will be reimbursed for all premiums paid upon the policies' termination (subject to deficiencies in the cash surrender value from the early termination of the policies prior to a restricting event). The New Agreement also provides that one-half of the new coverage would terminate should Mr. Goodfriend decrease his Company ownership below 20%. The Trust has the right, but not the obligation, to purchase the policies from the Company at any time at a purchase price equal to the cumulative premiums paid by the Company on the policies; should the policies be purchased, all the Company's future obligations would cease.

Through October 30, 1999, the Company paid premiums aggregating $4,195,000 on the policies covered by the New Agreement. The cash surrender value of all policies covered by the Initial Agreement and the New Agreement aggregated $5,838,000 and $1,971,000 at October 30, 1999 and October 31, 1998,
respectively, and are included in "Other assets" in the accompanying balance sheets.

(3)  Credit arrangements

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

(4)  Earnings per common share

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

(5)  Stock repurchase and retirement program

In June 1999, the Company's Board of Directors authorized the Company to spend up to $20 million to repurchase shares of its common stock. As a result, the Company repurchased 160,300 shares of its common stock during the third quarter of fiscal 1999 for $1,442,000 and has repurchased an aggregate of 260,300 shares of its common stock for $2,513,000 since June 1999.

(6)  Recent accounting pronouncements

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

Accounting for derivative instruments and hedging activities

In June 1998, the American Institute of Certified Public Accountants issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). SFAS No. 133, as amended, is now effective beginning with the Company's fiscal year 2001 and requires that an entity recognize all derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Company has not yet completed its analysis of the effect of SFAS No. 133 on its financial statements.

Revenue Recognition in Financial Statements

On December 3, 1999, the Securities and Exchange Commission issued its Staff Accounting Bulletin: No. 101, "Revenue Recognition in Financial Statements." The Company has just begun the process of evaluating the effect of this bulletin on its financial reporting policies. The bulletin may affect the Company's accounting for layaway sales and reporting of leased department operations (such leased department operations will terminate by the end of fiscal 1999).

(7)  Contingencies

In February 1999 a lawsuit was filed against the Company by nine individual plaintiffs employed at one of the Company's retail stores, who generally allege discrimination with respect to employment opportunities, including, among other things, discrimination through their constructive discharge, failure to be promoted and failure to be paid wages equal to white employees. Two plaintiffs in this lawsuit have accepted nominal consideration from the Company and have each filed motions to dismiss with prejudice; four other plaintiffs have filed motions to dismiss with prejudice and the remaining three plaintiffs remain in this action.

Also in February 1999, a lawsuit was filed by 20 named plaintiffs, who generally allege that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures, and by maintaining unequal terms and conditions of employment and that the Company maintained a racially hostile working environment. The plaintiffs in this lawsuit also named Robert M. Goodfriend, the Company's Chairman and Chief Executive Officer, as a defendant, and are seeking to have this action certified as a class action. By way of damages, the plaintiffs in this action are seeking, among other things, injunctive relief, back pay and other monetary relief.

In addition, the Company has been named as the sole defendant in four separate actions instituted between May 1999 and November 1999. Three of these actions are brought by former employees who allege that the Company retaliated against them for opposing unlawful discrimination and the fourth action was brought by a current employee who alleges that the Company denied promotion opportunities to her because of her race. Each of the plaintiffs seek monetary damages, including lost pay and benefits, mental and emotional suffering and punitive damages. One plaintiff has agreed in principle, subject to the execution of a definitive agreement, to accept a payment from the Company in exchange for a release. Another plaintiff has filed a motion to dismiss with prejudice.

The Company disputes the claims alleged in these lawsuits and intends to defend the unresolved claims vigorously. The Company is unable to estimate the effect, if any, these lawsuits may have on the Company's financial position or results of operations.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying condensed consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of October 30, 1999 and October 31, 1998 and the related consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/Deloitte & Touche LLP
Atlanta, Georgia
November 16, 1999

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, plans and estimates and involve material risks and uncertainties including, but not limited to, (i) weather conditions; (ii) the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand; (iii) customer demand and trends in the apparel, shoe and retail industry and to the acceptance of merchandise acquired for sale by the Company; (iv) the effectiveness of advertising and promotional events; (v) the impact of competitors' pricing and store expansion; (vi) the ability to enter into leases for new store locations; (vii) the timing, magnitude and costs of opening new stores; (viii) individual store performance, including new stores; (ix) employee relations; (x) the Company's ability to properly staff the new shoe departments on a timely basis; (xi) the general economic conditions within the Company's markets; (xii) the Company's financing plans; (xiii) trends affecting the Company's financial condition or results of operations; (xiv) the Company's business and growth strategies; and (xv) the effect of the Year 2000 issue on the Company and third parties who provide goods and services to the Company. Any "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company's financial results may be found in the Company's public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Securities and Exchange Commission's web site, http://www.sec.gov.

Results of Operations

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

                                                             Thirteen                    Thirty-nine
                                                           Weeks Ended                 Weeks Ended
                                                   October 30,    October 31,    October 30,    October 31,
                                                      1999            1998          1999          1998
                                                   ------------   -----------    -----------   -----------

    Sales                                            100.0%          100.0%        100.0%        100.0%
    Cost of sales and occupancy expenses              72.3            74.3          71.4          72.0
                                                     -----           -----         -----         -----
    Gross profit                                      27.7            25.7          28.6          28.0
    Selling, general and administrative expenses      26.9            23.7          25.0          23.8
                                                     -----           -----         -----         -----
    Earnings from operations                           0.8             2.0           3.6           4.2
    Interest expense                                     -             0.1           -             0.1
    Investment income                                  0.2             0.2           0.2           0.2
                                                     -----           -----         -----         -----
    Earnings before income taxes                       1.0             2.1           3.8           4.3
    Provision for income taxes                         0.4             0.8           1.4           1.6
                                                     -----           -----         -----         -----
    Net earnings                                       0.6%            1.3%          2.4%          2.7%
                                                     =====           =====         =====         =====

Thirteen Weeks Ended October 30, 1999 Compared with Thirteen Weeks Ended October 31, 1998

Overview - During the third quarter of fiscal 1999, the Company opened 12 new stores, relocated one store and closed one store, bringing the total number of stores to 280 at October 30, 1999, compared with 246 at October 31, 1998. During the corresponding period of the previous fiscal year, the Company opened 13 new stores, relocated one store and remodeled one store. Net earnings for the third quarter of fiscal 1999 were $1,666,000, or 0.6% of sales, compared with $3,267,000, or 1.3% of sales, for the third quarter of fiscal 1998.

Sales - Sales for the third quarter of fiscal 1999 were $268,078,000, a 6.7% increase over the $251,335,000 in sales for the third quarter of fiscal 1998. This increase of $16,743,000 consisted of additional sales from new and transition stores of $27,506,000, offset by a 4.7% decrease, or $10,763,000, in comparable store sales. Management believes that this negative trend in comparable store sales was due, in part, to the difficulty in balancing the Company's strategies of margin expansion and inventory reduction and to the Company's failure to identify certain emerging fashion trends on a timely basis.

From October 1993 to August 1999, Shoe Corporation of America, Inc. ("SCOA") operated shoe departments in most of the Company's stores under a license agreement with the Company and the resulting shoe sales were included in the Company's reported sales. As previously reported, on June 14, 1999, SCOA filed for bankruptcy protection under Chapter 11 in the United States Bankruptcy Court for the Southern District of Ohio. Pursuant to the terms of an agreement, SCOA removed its shoe inventory from the Company's stores during the first week of August 1999 and subsequently, the Company began stocking its own shoe departments. During the third quarter of fiscal 1999, the Company recorded net sales of $37,000 from the licensed shoe departments and $7,192,000 from its own shoe departments compared with $9,794,000 from the licensed shoe departments in the third quarter of fiscal 1998. If all shoe sales were excluded from the third quarter of fiscal 1999, the Company's overall comparable store sales would have decreased 3.5% from the third quarter of fiscal 1998. It is not anticipated that the Company will achieve an appropriate shoe inventory mix until February 2000, the date when the SCOA agreement was originally set to expire.

Gross Profit - Gross profit for the third quarter of fiscal 1999 was $74,313,000, or 27.7% of sales, a $9,767,000 increase over the $64,546,000 in gross profit, or 25.7% of sales, generated for the third quarter of the previous fiscal year. The 2.0% increase in gross profit, as a percent of sales, in the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998 resulted from a decrease in cost of sales of 2.7% which was offset by a 0.7% increase in occupancy costs. The decrease in cost of sales was primarily the result of (i) better inventory management and control, (ii) a shift from basic denim to fashion denim products that carry higher margins, (iii) an increase in basic denim margins, (iv) an increase in margins in the women's division offset by decreases in margins in the men's and junior's divisions and (v) a decrease in the licensed shoe department sales which carried lower margins combined with the startup of the Company's own shoe departments which carried higher margins. The increase in occupancy costs primarily resulted from higher rents associated with new and relocated stores and a decrease in comparable store sales as discussed above.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the third quarter of fiscal 1999 were $72,283,000, or 26.9% of sales, an increase of $12,669,000 from $59,614,000, or 23.7% of sales, for the third quarter of fiscal 1998. The 3.2% increase in selling, general and administrative expenses, as a percent of sales, for the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998 primarily resulted from a 1.6% increase in payroll expenses primarily relating to the staffing of the Company's own shoe departments and a 0.7% increase in advertising and promotional expenses.

     Interest Expense - Interest expense for the third quarter of fiscal 1999 decreased by $48,000 compared with the third quarter of the previous fiscal year.

Investment Income - Investment income for the third quarter of fiscal 1999 increased by $279,000 compared with the third quarter of the previous fiscal year primarily as a result of an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the third quarter of fiscal 1999 was $999,000, an effective tax rate of 37.5% of earnings before income taxes, compared with $1,973,000, an effective tax rate of 37.7% of earnings before income taxes, for the third quarter of the previous fiscal year.

Thirty-Nine Weeks Ended October 30, 1999 Compared with Thirty-Nine Weeks Ended October 31, 1998

Overview - During the thirty-nine weeks ended October 30, 1999, the Company opened 24 new stores, relocated 13 stores, remodeled four stores and closed one store, bringing the total number of stores to 280 at October 30, 1999, compared with 246 at October 31, 1998. During the corresponding period of the previous fiscal year, the Company opened 25 new stores, relocated five stores, remodeled three stores and closed two stores. Net earnings for the thirty-nine weeks ended October 30, 1999 were $19,256,000, or 2.4% as a percent of sales, compared with $19,693,000, or 2.7% as a percent of sales, for the thirty-nine weeks ended October 31, 1998.

Sales  -  Sales  for  the   thirty-nine   weeks  ended  October  30,  1999  were
$805,269,000,   a  10.7%  increase  over  the  $727,538,000  in  sales  for  the corresponding period of the previous fiscal year. This increase of $77,731,000 consisted of additional sales from new and transition stores of $93,570,000 offset by a 2.3% decrease, or $15,839,000, in comparable store sales. During the thirty-nine weeks ended October 30, 1999, the Company recorded net sales of $16,751,000 from the licensed shoe departments and $7,196,000 from its own shoe departments compared with $28,339,000 from the licensed shoe departments in the third quarter of fiscal 1998. If all shoe sales are excluded from the thirty-nine weeks ended October 30, 1999, the Company's overall comparable store sales would have decreased 1.3% from the corresponding period of the previous fiscal year.

Gross Profit - Gross profit for the thirty-nine weeks ended October 30, 1999 was $229,984,000, or 28.6% of sales, a $26,374,000 increase over the $203,610,000 in gross profit, or 28.0% of sales, generated for the corresponding period of the previous fiscal year. The 0.6% increase in gross profit, as a percent of sales, for the thirty-nine weeks ended October 30, 1999 compared with the thirty-nine weeks ended October 31, 1998 resulted from a decrease in cost of sales of 1.0% which was offset by a 0.4% increase in occupancy costs. The decrease in cost of sales was primarily the result of better inventory management and control. The increase in occupancy costs primarily resulted from higher rents associated with new and relocated stores and a decrease in comparable store sales as discussed above.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the thirty-nine weeks ended October 30, 1999 were $200,982,000, or 25.0% of sales, an increase of $27,832,000 from $173,150,000, or 23.8% of sales, for the corresponding period of the previous fiscal year. The 1.2% increase in selling, general and administrative expenses, as a percent of sales, for the thirty-nine weeks ended October 30, 1999 compared with the thirty-nine weeks ended October 31, 1998 primarily resulted from a 0.7% increase in payroll expenses primarily relating to the staffing of the Company's own shoe departments and a 0.3% increase in advertising and promotional expenses.

     Interest Expense - Interest expense for the thirty-nine weeks ended October 30, 1999 decreased by $123,000 compared with the corresponding period of the previous fiscal year.

Investment Income - Investment income for the thirty-nine weeks ended October 30, 1999 increased by $558,000 compared with the corresponding period of the previous fiscal year primarily as a result of an increase in invested funds during the period.

Income Taxes - The provision for income taxes for the thirty-nine weeks ended October 30, 1999 was $11,552,000, an effective tax rate of 37.5% of earnings before income taxes, compared with $11,892,000, an effective tax rate of 37.7% of earnings before income taxes, for the corresponding period of the previous fiscal year.

Liquidity and Capital Resources

Financial Position - The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors and borrowings under its credit agreement. At October 30, 1999, the Company's working capital was $103,688,000 compared with $95,148,000 at October 31, 1998. At the end of the third quarter of fiscal 1999, compared with the third quarter of the previous fiscal year, (i) cash and cash equivalents increased by $898,000, (ii) net property and equipment increased by $12,378,000, (iii) inventories increased by $8,465,000 and (iv) accounts payable decreased by $7,585,000. The net increase in inventories was primarily due to inventories for new stores offset by lower inventories on a store by store basis for existing stores. Trade payables, as a percent of inventories, decreased to 60.0% at October 30, 1999 as compared with 64.8% at October 31, 1998.

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

At  October  30,  1999,  the  Company  had no cash  borrowings  and  $57,296,000 outstanding for letters of credit compared with no cash borrowings and $61,423,000 outstanding for letters of credit at October 31, 1998. Cash borrowings averaged $13,000 (with the highest balance of $2,000,000 in March
1999) during the thirty-nine weeks ended October 30, 1999 compared with no cash borrowings during the thirty-nine weeks ended October 31, 1998. Letters of credit outstanding averaged $52,890,000 during the thirty-nine weeks ended October 30, 1999 compared with $69,477,000 during the thirty-nine weeks ended October 31, 1998. The highest balance of letters of credit outstanding during the thirty-nine weeks ended October 30, 1999 was $76,941,000 (in September 1999) compared with $84,090,000 (in September 1998) during the thirty-nine weeks ended October 31, 1998.

Cash Flows - Operating activities used cash of $14,621,000 in the thirty-nine weeks ended October 30, 1999 compared with $50,783,000 in the corresponding period of the previous fiscal year. Cash used for increases in inventory during the thirty-nine weeks ended October 30, 1999 and October 31, 1998 was $109,162,000 and $114,717,000, respectively. Accounts payable provided cash of $59,718,000 and $42,983,000 in the thirty-nine weeks ended October 30, 1999 and October 31, 1998, respectively. Depreciation and amortization expenses were $12,099,000 and $10,140,000 for the thirty-nine weeks ended October 30, 1999 and October 31, 1998, respectively.

Cash flows from investing activities reflected a $25,018,000 and $17,584,000 net use of cash for the thirty-nine weeks ended October 30, 1999 and October 31, 1998, respectively. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores and for general corporate purposes.

Cash used by financing activities for the thirty-nine weeks ended October 30, 1999 was $21,384,000 compared with cash provided of $31,564,000 for the corresponding period of the previous fiscal year. The Company's cash management program used cash of $18,982,000 in the thirty-nine weeks ended October 30, 1999 compared with cash provided of $23,555,000 for the corresponding period of the previous fiscal year. During the thirty-nine weeks ended October 30, 1999, the Company received $79,000 in cash and realized a tax benefit of $32,000, compared with $2,966,000 in cash and a tax benefit of $5,043,000 during the corresponding period of the previous year, from the issuance of common stock upon the exercise of stock options. In June 1999, the Company's Board of Directors authorized the Company to spend up to $20 million to repurchase shares of its common stock. Accordingly, the Company repurchased 160,300 shares of its common stock during the third quarter of fiscal 1999 for $1,442,000 and has repurchased an aggregate of 260,300 shares of its common stock for $2,513,000 since June 1999.

Outlook - For the month ended November 30, 1999, the Company's comparable store sales decreased 5.8% compared with the same period of the prior year. In an effort to maintain appropriate inventory levels, the Company's promotional activities during November 1999 exceeded what had been provided for in the Company's projected 1999 operating plan and as a result, the gross margin rate was below plan and below November 1998. Based on this negative sales trend, management is cautious about the Company's sales and earnings outlook for the fourth quarter of fiscal 1999.

The Company plans to open eight new stores, relocate or remodel five stores and close one store during the fourth quarter which will complete its store expansion plans for fiscal 1999. Management estimates that capital expenditures of approximately $10,000,000 will be required for (i) opening new stores, (ii) upgrading existing stores, (iii) distribution center enhancements, (iv) computer systems and equipment and (v) for general corporate purposes during the remainder of fiscal 1999. The Company may repurchase shares of its common stock from time to time in the open market or in privately negotiated transactions, depending upon price, prevailing market conditions and other factors.

The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Based on the Company's current growth plans, it is estimated that the existing Knoxville distribution center can efficiently service its stores through fiscal 2000. In order to meet the merchandise distribution requirements beginning in fiscal 2001, the Company plans to acquire or build a new distribution facility at a cost of approximately $20,000,000 and is expected to be operational some time during fiscal 2001.

Management believes that its existing working capital, together with cash flows from operations, including credit terms from vendors, and the borrowings available under the credit agreement will be sufficient to meet the Company's operating and capital expenditure requirements through fiscal 2000.

In February 1999 a lawsuit was filed against the Company by nine individual plaintiffs employed at one of the Company's retail stores, who generally allege discrimination with respect to employment opportunities, including, among other things, discrimination through their constructive discharge, failure to be promoted and failure to be paid wages equal to white employees. Two plaintiffs in this lawsuit have accepted nominal consideration from the Company and have each filed motions to dismiss with prejudice; four other plaintiffs have filed motions to dismiss with prejudice and the remaining three plaintiffs remain in this action.

Also in February 1999, a lawsuit was filed by 20 named plaintiffs, who generally allege that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures, and by maintaining unequal terms and conditions of employment and that the Company maintained a racially hostile working environment. The plaintiffs in this lawsuit also named Robert M. Goodfriend, the Company's Chairman and Chief Executive Officer, as a defendant, and are seeking to have this action certified as a class action. By way of damages, the plaintiffs in this action are seeking, among other things, injunctive relief, back pay and other monetary relief.

In addition, the Company has been named as the sole defendant in four separate actions instituted during May 1999 and November 1999. Three of these actions are brought by former employees who allege that the Company retaliated against them for opposing unlawful discrimination and the fourth action was brought by a current employee who alleges that the Company denied promotion opportunities to her because of her race. Each of the plaintiffs seek monetary damages, including lost pay and benefits, mental and emotional suffering and punitive damages. One plaintiff has agreed in principle, subject to the execution of a definitive agreement, to accept a payment from the Company in exchange for a release. Another plaintiff has filed a motion to dismiss with prejudice.

The Company disputes the claims alleged in these lawsuits and intends to defend the unresolved claims vigorously. The Company is unable to estimate the effect, if any, these lawsuits may have on the Company's financial position or results of operations.

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

State of readiness - During fiscal 1998, the Company established an oversight committee, consisting of individuals from each of its functional areas, to review all of the Company's computer systems and programs, as well as the computer systems of the third parties upon whose data or functionality the Company relies in any material respect, and to assess their ability to process transactions in the year 2000. This committee meets regularly to review the progress of the Company's Year 2000 compliance issues. At October 30, 1999, all internal systems have been modified to be Year 2000 compliant. Throughout the remainder of 1999 the Company plans to continue testing and monitoring its internal systems for Year 2000 compliance. In addition, the oversight committee will continue to meet throughout the remainder of 1999 and into the year 2000 to review the progress of the Company's Year 2000 efforts and to address any problems encountered with third parties.

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

Costs to address Year 2000 issues - Through October 30, 1999, the costs incurred by the Company for Year 2000 issues amounted to approximately $1,041,000 for external and existing internal resources that were expensed as incurred. The Company's remaining costs for Year 2000 issues are estimated at $239,000, which primarily consist of (i) $170,000 for the purchase of software and hardware and
(ii) $69,000 representing external and existing internal resources that will be expensed as incurred.

Risks of Year 2000 issues - The risks associated with failing to remediate the Year 2000 issues include, among other things, temporary disruptions in (i) store operations, (ii) ordering, receiving and distributing merchandise, (iii) services provided by banks such as credit card processing and authorization,
(iv) communication services, (v) city and government services and (vi) utility services as well as other vital and necessary operations.

Contingency plans - The oversight committee is currently in the process of developing a contingency plan for each area within the organization that could be affected by the Year 2000 issue. Although management currently anticipates minimal business disruption, the failure of either the Company or one of its major business partners to remediate the Year 2000 issue would have a materially adverse impact on the Company's business, operations and financial condition.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

In February 1999 a lawsuit was filed against the Company by nine individual plaintiffs employed at one of the Company's retail stores, who generally allege discrimination with respect to employment opportunities, including, among other things, discrimination through their constructive discharge, failure to be promoted and failure to be paid wages equal to white employees. The plaintiffs' claims were brought under the Civil Rights Act of 1866. Two plaintiffs in this lawsuit have accepted nominal consideration from the Company and have each filed motions to dismiss with prejudice; four other plaintiffs have filed motions to dismiss with prejudice and the remaining three plaintiffs remain in this action.

Also in February 1999, a lawsuit was filed by 20 named plaintiffs, who generally allege that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures, and by maintaining unequal terms and conditions of employment and that the Company maintained a racially hostile working environment. The plaintiffs' claims were brought under Title VII of the Civil Rights Act of 1964, as amended, and under the Civil Rights Act of 1866. The plaintiffs in this lawsuit also named Robert M. Goodfriend, the Company's Chairman and Chief Executive Officer, as a defendant, and are seeking to have this action certified as a class action. By way of damages, the plaintiffs in this action are seeking, among other things, injunctive relief, back pay and other monetary relief.

In addition, the Company has been named as the sole defendant in four separate actions arising under Title VII of the Civil Rights Act of 1964, and 42 U.S.C.
Section 1981, which were instituted during May 1999 and November 1999. Three of these actions are brought by former employees who allege that the Company retaliated against them for opposing unlawful discrimination and the fourth action was brought by a current employee who alleges that the Company denied promotion opportunities to her because of her race. Each of the plaintiffs seek monetary damages, including lost pay and benefits, mental and emotional suffering and punitive damages. One plaintiff has agreed in principle, subject to the execution of a definitive agreement, to accept a payment from the Company in exchange for a release. Another plaintiff has filed a motion to dismiss with prejudice.

The Company disputes the claims alleged in these lawsuits and intends to defend the unresolved claims vigorously. The Company is unable to estimate the effect, if any, these lawsuits may have on the Company's financial position or results of operations.

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

Item 4.  -  Submission of Matters to a Vote of Security Holders  None

Item 5.  -  Other Information  - None

Item 6.  -  Exhibits and Reports on Form 8-K
        a)   Exhibits -

               10.72 Split-Dollar Life Insurance Agreement between the Registrant, Robert and Wendy Goodfriend Irrevocable Trust, and Robert M. Goodfriend.

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





                          GOODY'S FAMILY CLOTHING, INC.
                                                                    (Registrant)


             Date:    December 9, 1999              /s/ Robert M. Goodfriend
                    ------------------------        ----------------------------
                                                       Robert M. Goodfriend
                                                       Chairman of the Board and
                                                       Chief Executive Officer


             Date:    December 9, 1999              /s/ Harry M. Call
                    ------------------------        ----------------------------
                                                       Harry M. Call
                                                       Director, President and
                                                       Chief Operating Officer



             Date:    December 9, 1999              /s/ Edward R. Carlin
                    ------------------------        ----------------------------
                                                       Edward R. Carlin
                                                       Executive Vice President,
                                                       Chief Financial Officer
                                                       and Secretary
                                                       (Principal Financial
                                                       Officer)



             Date:    December 9, 1999              /s/ David G. Peek
                    ------------------------        ----------------------------
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