Form 10-K
period 2000-01-29
GOODYS FAMILY CLOTHING INC /TN
filed 2000-04-25
CIK 879123

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JANUARY 29, 2000
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

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

       Registrant's telephone number, including area code: (865) 966-2000

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 13, 2000: approximately $133,628,000

    Number of shares of Common Stock outstanding as of April 13, 2000:
32,476,380

                      DOCUMENTS INCORPORATED BY REFERENCE
     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K shall be incorporated from the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders currently scheduled to be held on June 21, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Unless the context otherwise indicates, all references in this Form 10-K to the "Company" or "Goody's" refer to Goody's Family Clothing, Inc., a Tennessee corporation, and its subsidiaries. The Company's fiscal year ends on the Saturday nearest the last day of January. The terms "fiscal 2002," "fiscal 2001," "fiscal 2000," "fiscal 1999," "fiscal 1998," "fiscal 1997," "fiscal
1996," and "fiscal 1995" refer to the Company's fiscal years ending or ended on February 1, 2003 (52 weeks), February 2, 2002 (52 weeks), February 3, 2001 (53 weeks), January 29, 2000 (52 weeks), January 30, 1999 (52 weeks), January 31, 1998 (52 weeks), February 1, 1997 (52 weeks), and February 3, 1996 (53 weeks), respectively.

                           FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management has endeavored in its communications and in this Form 10-K to highlight the trends and factors that might have an impact on the Company and the industry in which it competes. Any "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analysis of the Company, its business and the industry as a whole. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) weather conditions; (ii) the timely availability of merchandise in sufficient quantities to satisfy customer demand; (iii) customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company; (iv) the effectiveness of advertising and promotional events; (v) the impact of competitors' pricing and store expansion; (vi) the ability to enter into acceptable leases for new store locations; (vii) the timing, magnitude and costs of opening new stores; (viii) individual store performance, including new stores; (ix) employee relations; (x) the general economic conditions within the Company's markets; (xi) the Company's financing plans; (xii) trends affecting the Company's financial condition or results of operations; (xiii) the success of the new credit card program; (xiv) the impact of the stores' new presentation strategy; (xv) the ability to achieve improvements in efficiency in merchandise distribution through the second distribution center, without material start-up problems; and (xvi) the Company's ability to successfully execute its business plans and strategies. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Goody's is a retailer of moderately-priced family apparel operating 287 stores in 17 southeastern and midwestern states as of January 29, 2000. The Company primarily locates its stores in small to midsize markets that have demographic characteristics consistent with its targeted customer. All of Goody's stores are leased and are generally located in strip shopping centers, averaging approximately 27,500 gross square feet. The Company manages its core functions, such as purchasing, pricing, marketing and advertising, distribution, real estate, finance, and information systems from its centrally located corporate office and distribution center in Knoxville, Tennessee.

     The Company's objective is to be a leading retailer of apparel for the entire family in each of the markets it serves. In keeping with this objective, Goody's offers its customers a broad selection of current-season, nationally recognized brands for brand-conscious shoppers, as well as exclusive brands for those shoppers seeking quality apparel at value prices.

COMPETITIVE STRATEGY

     The Company's operating strategies continually evolve to keep pace with the competitive demands of an ever-changing retail environment. However, the central elements of the Company's core business strategy remain essentially the same and include the following:

     - Appeal to Value-Conscious Customers. Goody's appeals to value-conscious customers by offering current-season, trend-right, nationally recognized and exclusive brand merchandise at value prices.

     - Offer a Broad Range of Merchandise for the Entire Family. The Company provides a wide selection of merchandise designed to address the casual apparel needs of the entire family. The Company believes that providing one-stop shopping for customers in convenient, accessible locations gives it an advantage over many of its competitors. Current initiatives underway to improve this strategy include the offering of a complete shoe line for the entire family; the enhancement and expansion of the children's, petite and plus size departments; and the strengthening of the intimate apparel department with the addition of more nationally recognized brands.

     - Emphasize Current-Season, Nationally Recognized Brands. The Company is committed to maintaining a strong line-up of nationally recognized brands including Adidas, Alfred Dunner, Arrow, Bugle Boy, Byer, Casey & Max, Dockers, L.E.I., Lee, Leslie Fay, Levi's, Miss Erika, My Michelle, Natural Issue, Nike, Paco, Reebok, Requirements, Sag Harbor, Union Bay, and Villager by Liz Claiborne among others.

     - Strategically Use Private Label Programs. The Company's private label programs utilize exclusive brands, which offer shoppers quality products at exceptional value and generate higher gross margins for the Company. The Company's exclusive brands include Chandler Hill, Intimate Classics, Montana Blues Jean Company, and Mountain Lake for women; Bobby G by Ivy Crew, International Trading Company, Ivy Crew, OCI and Old College Inn for men; and GoodKidz for children among others.

     - Focus on Small to Midsize Markets. The Company generally locates stores in small to midsize markets that have demographic characteristics consistent with its targeted value-conscious customer. Having developed a flexible store format depending on demographics, the Company generally opens stores ranging in size from 20,000 to 35,000 gross square feet. While the Company operates in selected larger metropolitan markets, smaller market areas offer significant strategic advantages, including increased opportunities for expansion, lower rent and occupancy costs, and fewer competitors.

     - Provide Strong Marketing and Advertising. The Company believes that communicating frequently with customers is key to maintaining traffic flow in its stores and creating loyalty within its customer base. The Company advertises in local newspapers at least once each week. The Company reinforces its print message with television and/or radio campaigns running during portions of approximately 30 weeks each year. Goody's advertising and marketing message aims to define the store as a headquarters for key categories of value priced merchandise and emphasize the store as a destination for casual family apparel.

     - Shopper-Friendly Store Environment. The Company endeavors to provide easy-to-read in-store signage, clear and understandable pricing, easy to shop aisleways, functional and space-efficient fixturing, efficient check-out counters, and easy to locate customer service areas to enhance the customer's shopping experience.

EXPANSION STRATEGY

     The Company's current expansion strategy is to grow its store base by approximately 10% each year in small to midsize markets. During fiscal 2000, the Company plans to open a total of approximately 30 new stores, relocate or remodel approximately 17 stores and close two stores. As opportunities present themselves, the Company may expand into suburban growth areas of larger metropolitan markets opening several stores simultaneously. The Company believes that opportunities exist to expand its presence within current markets and into new states such as Louisiana and other midwestern states.

     In making its decision to open a new store, the Company typically evaluates, among other factors, market demographics, competition, location, consumer traffic, rent and occupancy costs, advertising and other expenses associated with the opening and operation of a new store. Goody's has historically supported new store growth from internally generated funds.

     In February 2000, the Company purchased approximately 30 acres of land in Russellville, Arkansas where it plans to build a new 234,000-square-foot distribution center. This facility is expected to open in fiscal 2001 and is designed to serve more than 200 stores.

     The Company would consider a complementary acquisition opportunity should it arise, although the Company has no understandings, arrangements or agreements with respect to any such opportunity.

     The following table provides information regarding the number of stores in operation, new stores opened, stores closed and stores relocated or remodeled during the years indicated:

                                                                      FISCAL YEAR
                                                            --------------------------------
                                                            1999   1998   1997   1996   1995
                                                            ----   ----   ----   ----   ----
Stores open, beginning of year............................  257    223    203    184    171
New stores opened during the year.........................   32     36     24     20     13
Stores closed during the year.............................   (2)    (2)    (4)    (1)    --
                                                            ---    ---    ---    ---    ---
Stores open, end of year..................................  287    257    223    203    184
                                                            ===    ===    ===    ===    ===
Stores relocated or remodeled during the year.............   20     10     16      8      7
                                                            ===    ===    ===    ===    ===

MERCHANDISING STRATEGY

     The Company's merchandising strategy has been developed to appeal to value-conscious customers by offering a broad selection of current-season, trend-right, nationally recognized and exclusive brand merchandise at value prices. The Company continually develops and refines its merchandising strategy to meet the tastes and lifestyles of its customers. The Company competes with
(i) department stores by offering nationally recognized brand name quality apparel at value prices, (ii) specialty stores by offering apparel for the entire family, (iii) off-price apparel stores by offering a wide selection of current-season merchandise at competitive prices and (iv) discount stores by offering better nationally recognized brand name merchandise generally unavailable to discount retailers. While nationally recognized brand name merchandise remains the cornerstone of its merchandising strategy, the Company continues to invest in the development of exclusive brands, which offer customers quality merchandise at value prices. The Company's exclusive brand sales accounted for approximately 19% and 21% of total sales for fiscal 1999 and 1998, respectively.

     A typical Goody's store has six divisions that include women's (juniors, misses, intimate apparel, swimwear and outerwear), denim, men's (sportswear, activewear, young men's and men's furnishings), children's (infants and toddlers, boys and girls), accessories (jewelry, handbags, belts and gift items) and shoes. Goody's carries approximately 11,500 different styles of merchandise, all of which are electronically tracked (many by color and size) in order to provide timely and accurate selling data to Company management.

MERCHANDISING DIVISIONS

     Women's. The broadest merchandise selection offered by the Company is in the women's division, which contributed 41.7% of total sales in fiscal 1999. Goody's women's division emphasizes casual and career fashions and includes juniors, misses, petite, plus size, intimate apparel, swimwear, and outerwear. Juniors' merchandise lines include nationally recognized brand names such as Adidas, Byer, L.E.I., Lee, Levi's, My Michelle, Nike, Reebok, Union Bay and Wrapper. Misses' merchandise lines include popular brand names such as Alfred Dunner, Cathy Daniels, Lee, Leslie Fay, Levi's, Miss Erika, Requirements, Sag Harbor, Stephanie K by Koret, Victoria Jones and Villager by Liz Claiborne as well as the Company's exclusive brand, Mountain Lake. Fashion dresses are also an important part of Goody's overall women's product lines and feature popular brand names such as Dorby, Jessica Howard, Leslie Fay, My Michelle, Positive Attitude, Sag Harbor, Scarlett, and Sweet Jessie. Nationally recognized brand name undergarments offered by the women's division include products from Bestform, Felina Lingerie, Hanes and Maidenform. Swimwear features labels such as Beach Native, Body I.D., Malibu Dream Girl, and Sassafras. Outerwear product lines include the Braetan and Herman Kay brand name labels and the Company's exclusive brand Mountain Lake.

     Denim. The denim merchandise division is important to the Company's merchandising concept and contributed 23.8% of total sales in fiscal 1999. The Company believes that its broad selection and competitive pricing of basic denim merchandise appeals to value-conscious families and generates customer traffic for other higher margin merchandise. The Company utilizes automatic replenishment programs using electronic data interchange ("EDI") with its major denim suppliers to optimize in-stock positions for popular styles and sizes and improve inventory turnover. Nationally recognized brand names that are carried in the denim division include L.E.I., Lee, Levi's, Paco and Union Bay. The Company's exclusive brands for denim are Montana Blues Jean Company for women and OCI for men.

     Men's. The men's division contributed 19.4% of total sales in fiscal 1999 and consists of sportswear, activewear, young men's and men's furnishings departments. The men's division features nationally recognized brand name merchandise and includes Adidas, Arrow, Bugle Boy, Dockers, Lee, Levi's, Natural Issue, Nike, Reebok, and Russell. The Company's exclusive brands for men are Bobby G by Ivy Crew, International Trading Company, Ivy Crew, OCI and Old College Inn.

     Children's. The children's division contributed 6.7% of total sales in fiscal 1999 offering durable apparel for children of all ages. Nationally recognized brands for children offered by the children's division include Adidas, Byer, Cradle Togs, Dockers, Kids Headquarters, L.E.I., Lee, Levi's, My Michelle, Nike, Paco, and Union Bay. The Company's exclusive brands for children include GoodKidz, Ivy Crew, Montana Blues Jean Company, OCI and Old College Inn.

     Accessories. The accessories division, which includes items such as fashion and costume jewelry, handbags, belts, wallets, hair accessories, sunglasses for women, picture frames, stationery and gift items, contributed 6.0% of total sales in fiscal 1999. Featured nationally recognized brands in the accessories division include Burnes of Boston, Carryland, Jackson, Jantzen and Rosetti.

     Shoes. Prior to August 1999, the Company's shoe departments were operated by a third party under an exclusive operating license agreement, which was terminated after the operator filed for Chapter 11 bankruptcy protection on June 14, 1999. Net rental income from such leased departments is included in the caption "Other" in the table below.

     In August 1999, the Company began operating its own shoe departments which contributed 1.6% of total sales for fiscal 1999. At the end of fiscal 1999, 275 stores had shoe departments and the Company expects that all new and relocated stores in fiscal 2000 will have shoe departments. The shoe departments offer nationally recognized brands such as Adidas, American Eagle, Bongo, Dockers, Eastland, Keds, Mootsie's Tootsies, New Balance, Nike, Reebok, Skechers and Villager by Liz Claiborne.

     Other. Includes revenue from tuxedo rentals, service fees and leased departments' net rental income which in the aggregate contributed 0.8% of total sales in fiscal 1999. The Company ceased all leased department operations in fiscal 1999. Net rental income from leased departments was $3,372,000, $6,622,000 and $5,341,000 in fiscal 1999, 1998 and 1997, respectively.

     The following table shows a breakdown of the Company's total sales for the periods indicated (dollars in thousands):

                                 FISCAL 1999             FISCAL 1998*           FISCAL 1997*
                             --------------------    --------------------    ------------------
                               AMOUNT     PERCENT      AMOUNT     PERCENT     AMOUNT    PERCENT
                             ----------   -------    ----------   -------    --------   -------
Women's....................  $  492,076     41.7%    $  452,962     42.9%    $408,653     43.3%
Denim......................     280,789     23.8        253,806     24.0      226,774     24.0
Men's......................     228,953     19.4        220,525     20.9      195,183     20.7
Children's.................      79,617      6.7         66,778      6.3       60,711      6.4
Accessories................      70,477      6.0         50,958      4.8       42,324      4.5
Shoes......................      19,101      1.6             --       --           --       --
Other......................       9,917      0.8         11,986      1.1       10,066      1.1
                             ----------    -----     ----------    -----     --------    -----
                             $1,180,930    100.0%    $1,057,015    100.0%    $943,711    100.0%
                             ==========    =====     ==========    =====     ========    =====

---------------

* Restated to accrue for sales returns and adopt a change in accounting methodology related to leased departments in response to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). See Note 1 in the Notes to Consolidated Financial Statements.

STORE VISUAL PRESENTATION

     Generally within each store, specific departments are well signed and have direct aisleways leading to major departments. Visual merchandising and store presentation is enhanced by fixtures that showcase merchandise in an accessible and customer-friendly shopping environment. Sale items featured in the Company's advertising campaigns are highlighted in the stores with easy-to-read signs that allow customers to quickly locate items of interest. The overall merchandise presentation is organized to highlight selected fashion products as the seasons progress. The store visual merchandising department, in collaboration with the merchandising staff, communicates with the stores frequently through a program called "Front & Forward," which coordinates visual presentation efforts with featured items contained in advertisements or items being promoted in-store. As part of a refixturing plan for fiscal 2000, existing stores will be reformatted with new fixtures designed to increase the aisle space throughout the store. This refixturing plan will utilize space efficient techniques that have a nominal impact on overall units of merchandise in the store.

PURCHASING

     The Company buys merchandise from approximately 600 vendors and does not have long-term or exclusive contracts with any manufacturer or vendor. During fiscal 1999, the Company's purchases from Levi Strauss & Co., its largest vendor, represented approximately 16.1% of total purchases. No more than 4.4% of total purchases were attributable to any one of the Company's other vendors. The Company maintains strong relationships with its vendors. A growing portion of the Company's merchandise is prepackaged and preticketed by the vendors for each store, reducing the cost and processing time in the distribution center. During the fourth quarter of fiscal 1999, Goody's introduced a vendor compliance program whereby vendors were given specific guidelines related to packaging, labeling, ticketing, shipping, and the timeliness of deliveries. This program is designed to reduce Goody's operating costs and improve the timing and accuracy of deliveries, with financial penalties assessed against vendors that do not comply with the guidelines.

     Merchandise associated with the Company's exclusive brands is largely imported. The Company employs its own designers and product development teams who work closely with the merchandising staff to track seasonal fashion trends, analyze customer feedback and determine appropriate order quantities. The Company controls its exclusive brands from the initial concept to the final sale to the consumer and monitors product quality, freight costs and other expenses in an effort to maximize gross margins on such merchandise.

PLANNING AND ALLOCATION

     The Company's planning and allocation department works closely with the merchandising staff, distribution center and store operations personnel to establish an appropriate flow of merchandise for each of the Company's stores. This flow of merchandise reflects customer preferences in each market in an effort to reduce the cost of transferring merchandise among its various stores. The Company also utilizes automatic replenishment programs using EDI with 89 vendors, which accounted for approximately 32% of total sales in fiscal 1999. This allows for more efficient replenishment of specific items of merchandise in particular styles, sizes and colors to optimize in-stock positions of basic merchandise and improve inventory turnover. The Company continues to invest in automatic replenishment programs using EDI for existing and new vendors.

CENTRALIZED DISTRIBUTION

     The Company has a 344,000-square-foot distribution center, located in Knoxville, Tennessee, which is equipped with automated merchandise handling equipment that facilitates efficient distribution of merchandise to the Company's stores and provides for efficient cross docking of prepackaged and preticketed merchandise by store. In order to control quality, all incoming merchandise is received at the distribution center to allow for inspection before being delivered to the stores. As noted above under the caption "Purchasing," Goody's implemented a vendor compliance program in the fourth quarter of fiscal 1999 that is designed to improve vendor deliveries and reduce distribution costs.

     Merchandise for individual stores is typically processed through the distribution center within 48 hours of its receipt from vendors. Furthermore, because the distribution center is located adjacent to main north/south and east/west interstate highways, the Company can negotiate favorable shipping terms with its vendors for merchandise delivered to its distribution center.

     The Company has also developed an effective computerized system for tracking merchandise from the time it arrives at its distribution center until it is delivered to the stores to ensure that shipments are delivered in an accurate and timely manner. The Company utilizes a third party contract carrier to deliver merchandise to its stores.

     Based upon the Company's current growth plans, the Knoxville distribution center, which has the capacity to distribute merchandise to approximately 325 stores, can service its stores through fiscal 2000.

     In February 2000, the Company purchased approximately 30 acres of land in Russellville, Arkansas, where it plans to build a new 234,000-square-foot distribution center. This facility is expected to open in fiscal 2001 and is designed to serve more than 200 stores.

     As noted above under the caption "Merchandising Divisions -- Shoes," in August 1999 the Company began operating its own shoe departments. Goody's has and will continue to process shoes that are purchased prepackaged by store through its own distribution center. Beginning in February 2000, the Company began using a third-party processor to "pick-and-pack" shoes by color and size for each of the Company's stores.

MARKETING AND ADVERTISING

     The Company's marketing and promotional strategy is designed to reinforce its image as a destination store for trend-right casual apparel at value prices for the entire family. The Company believes that its advertisements, which emphasize nationally recognized brand name apparel, low prices and broad selections for the entire family, have enabled it to communicate a distinct identity that reinforces its niche in the marketplace.

     Using a multi-media approach, Goody's develops and prepares its own advertising for newspapers, television and radio. The Company's media department researches certain markets to develop profiles of shoppers in order to effectively plan its advertising. The Company frequently uses full-color advertising to portray the depth and selection of its merchandise. In-store merchandise presentation is coordinated with such advertising to maximize promotional opportunities. While the exact allocation of the advertising budget differs from market to market, the Company generally allocates approximately 70% of its advertising budget to print media and the remainder to television, radio and other promotional activities. Several of the Company's key vendors share in the costs of mutually beneficial advertising campaigns through cooperative advertising programs.

     In October 1999, the Company introduced the GOODY'S private label credit card through an arrangement with Alliance Data Systems and World Financial Network National Bank. Under this arrangement, the Company pays sales transaction fees, but is not responsible for assessing customer credit-worthiness and does not assume the risk associated with extending credit. Net sales per transaction on the GOODY'S credit card are substantially higher than those of other credit cards accepted. The GOODY'S private label credit card has a built-in loyalty program, which is intended to increase the frequency and volume of customers' purchases. The Company plans to directly advertise and market to its credit card customers.

PRICING

     The Company's pricing strategy is designed to provide value to its customers by offering merchandise at value prices generally below the prices of traditional department and specialty stores. In order to remain competitive and enhance its sales promotion efforts, Goody's frequently monitors its competitors' prices. In addition, the Company's management information systems provide daily and weekly sales and gross margin reports that, among other things, track sales and gross margins by stock keeping unit and provide management with the flexibility to adjust prices as appropriate.

CUSTOMER SERVICE

     Goody's goal is to provide shoppers with a positive shopping experience every time they visit its stores. The Company reviews and analyzes customers' calls, e-mails and letters, receives feedback from store management and conducts quantitative and qualitative studies to monitor customer expectations. As a result of these efforts, the Company introduced its new customer service program called "GREAT," an acronym that stands for "Greet every customer, Room to shop, Exciting store presentation, Attention to detail, and Thank every customer." Goody's store associates play the most important role in the success of the GREAT program.

STORE OPERATIONS

     Management of store operations is the responsibility of the Executive Vice President -- Stores, who is assisted by a Vice President -- Store Operations, a Vice President -- Store Development, a Vice President -- Visual Presentation, a Vice President -- Loss Prevention, three Regional Vice Presidents -- Sales, 25 District Managers, a Director of Customer Service, and a Director of Staffing and Training. Each District Manager oversees approximately 12 stores.

     Each store has a manager and between one and three assistant managers, depending upon the size of the store. Other positions of responsibility within a store include four to five department managers, a head cashier and a stockroom manager. The majority of the sales staff is employed on a full-time basis, although part-time workers are hired during peak selling seasons. The Company's stores are generally open from 9:00 a.m. to 9:00 p.m. Monday through Thursday; from 9:00 a.m. to 10:00 p.m. on Friday and Saturday; and from 12:00 p.m. to 6:00 p.m. on Sunday. These hours are extended during various holiday and peak selling seasons.

STORE LOCATIONS

     The Company locates its stores predominantly in small to midsize markets in the Southeast and Midwest that typically have a population of fewer than 100,000 and demographic characteristics consistent with its targeted value-conscious customer. However, since 1994, the Company has opened multiple locations within selected larger metropolitan markets. Goody's typically enters these larger metropolitan markets by opening several stores simultaneously, enhancing the Company's image and awareness throughout the market while leveraging advertising costs, which are generally higher than in small to midsize markets. Goody's leases store space primarily in strip centers, where costs are generally lower than mall locations. The smallest of the Company's stores has 7,600 gross square feet and the largest store has 52,600 gross square feet; the average store size is approximately 27,500 gross square feet. The Company's store locations can be found by visiting its Web site at www.goodysonline.com.

     All of the Company's store locations are leased, which has enabled it to grow without incurring indebtedness associated with acquiring and owning real estate. The Company believes that the flexibility of leasing its stores provides substantial benefits and avoids the inherent risks of owning real estate. The Company believes that it has established itself as an anchor tenant due to its operating performance, the size of its stores, its advertising contributions in local markets, its financial position and its history of meeting its lease commitments on a timely basis.

INFORMATION SYSTEMS

     The Company continually upgrades its core business systems with current technology in an effort to enhance financial and other business controls. The Company maintains fully integrated point-of-sale, inventory and merchandise systems. The Company's information systems provide management, buyers, planners and distributors with comprehensive data that allows them to identify emerging sales trends and, accordingly, manage inventories. The data provided by information systems include unit and dollar planning; purchase order management; open order reporting; open-to-buy; receiving; distribution; EDI; basic stock replenishment; inventory and price management. Daily and weekly sales reports are used by management to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventories and are frequently revised to reflect changing sales trends. The Company's point-of-sale systems are supported by a back-office in-store computer system. The in-store systems feature bar coded ticket scanning, automatic price look-up, dial-out credit and check authorization and daily transmittal of detailed sales data from stores to the corporate office.

     In late fiscal 1999, the Company completed the remediation and testing of its various computer systems to ensure compliance with the Year 2000 issue. The Company experienced no disruptions in its mission critical systems and believes that those systems have successfully processed the Year 2000 date change.

     The Company is not aware of any material problems resulting from Year 2000 issues, either with its internal computer systems or the products or services supplied by third parties. The Company will continue to monitor its mission critical computer applications and those of the third parties throughout the year 2000 to ensure that latent Year 2000 matters that may arise are addressed promptly. At the date of this filing, no significant impact has been noted.

TRADEMARKS

     The United States Patent and Trademark Office (the "USPTO") has issued federal registrations to the Company for the following trademarks: Authentic GFC, Chandler Hill, Chandler Hill Sport, "G"(stylized G with arch design), GFC, GFC Trading Co., GoodKidz, Goody's Family Clothing, Feels Like You, Goody's Low Price!! Department Store Styles Department Store Brands, Intimate Classics, Mountain Lake High Quality Apparel With A Feel Good Fit, OCI -- Quality Clothing, Old College Inn, and Take A Good Look. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Bobby G by Ivy Crew, Goody's, Ivy Crew, Low Prices Never Looked So Good, MBJC, MBJC SPORT, Montana Blues Jean Company, Mountain Lake, Mountain Lake Casuals, Mountain Lake Jean Co., OCI, Old College Inn Jean Company, Old College Inn Loungewear and Old College Inn Sport. The following trademarks and tradenames used in this Form 10-K are owned by (and in certain cases registered to) third parties: Adidas, Alfred Dunner, American Eagle, Arrow, Beach Native, Bestform, Body I.D., Bongo, Braetan, Bugle Boy, Burnes of Boston, Byer, Carryland, Casey & Max, Cathy Daniels, Cradle Togs, Dockers, Dorby, Eastland, Felina Lingerie, Hanes, Herman Kay, Jackson, Jantzen, Jessica Howard, Keds, Kids Headquarters, L.E.I. New Balance, Sassafras, Lee, Leslie Fay, Levi's, Maidenform, Malibu Dream Girl, Miss Erika, Mootsie's Tootsies, My Michelle, Natural Issue, Nike, Paco, Positive Attitude, Reebok, Requirements, Rosetti, Russell, Sag Harbor, Scarlett, Skechers, Stephanie K by Koret, Sweet Jessie, Union Bay, Victoria Jones, Villager by Liz Claiborne, and Wrapper.

     In April 1994, the Company filed an application with the USPTO to register the trademark Ivy Crew. Two parties have filed separate notices of opposition to the registration. The Company believes that it has meritorious defenses to these oppositions, but does not anticipate a determination by the USPTO on any of the oppositions until the first half of fiscal 2001.

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

ASSOCIATES

     As of January 29, 2000, the Company had approximately 10,100 active full and part-time associates. Store managers and assistant store managers are compensated on a salaried basis and are eligible to receive additional compensation based on the Company's profitability as well as meeting certain objective goals at their respective stores including sales growth, control of expenses and inventory shrinkage. All other store associates are compensated on an hourly basis. The Company's incentive bonus program for certain key corporate associates is based on achieving certain profitability goals and could potentially provide a significant portion of the associates' total annual compensation. All of the Company's associates are non-union employees, with the exception of the associates employed at its distribution center in Knoxville, Tennessee, who are represented by the Union of Needletrades, Industrial and Textile Employees.

     The Company also grants stock options to certain key corporate and store associates. These options are designed to align associates' interests with those of the Company's shareholders and allow the Company to provide long-term incentives to its associates.

     The Company maintained a profit sharing plan through December 1997 for full-time associates. This plan provided for discretionary contributions by the Company which were approved by its Board of Directors. The Company's contributions to the profit sharing plan were $750,000 for fiscal 1997.

     In January 1998, the Company adopted the Goody's Family Clothing, Inc. 401(k) Retirement Plan (the "401(k) Plan") with a salary deferral feature for all eligible associates. All the assets of the profit sharing plan were transferred to the 401(k) Plan upon its termination in December 1997. Under the terms of the 401(k) Plan, eligible associates may contribute between 3% and 15% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the 401(k) Plan. The Company provides matching contributions to the 401(k) Plan, which are discretionary, vest over an associate's service period and are based upon a percent of the associates' elected contributions. These matching contributions amounted to $827,000, $826,000 and $35,000 for fiscal 1999, 1998 and 1997, respectively.

     In July 1999, the Company adopted the Goody's Family Clothing, Inc. Executive Deferral Plan (the "EDP Plan") with a salary deferral feature for all eligible associates. Under the terms of the EDP Plan, eligible associates may contribute between 3% and 20% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the EDP Plan. The Company provides matching contributions to the EDP Plan, which are discretionary, vest over an associate's service period and are based upon a percent of the associates' elected contributions. These matching contributions were $85,000 in fiscal 1999. Included in "Other assets" in the Company's consolidated balance sheet at January 29, 2000 are investments of the EDP plan held in a rabbi trust aggregating $399,000, and as such, the Company is restricted from the use of such investments for operating purposes.

     The Company provides an Employee Payroll Investment Plan that allows eligible associates to purchase the Company's common stock (the "Common Stock") at fair market value through regular payroll deductions.

SEASONALITY AND INFLATION

     The Company's business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning approximately the first week of August and continuing through the first week of September) and the Easter season (beginning approximately two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 33.2% of the Company's annual sales based on the Company's last three fiscal years ended January 29, 2000. In general, sales volume varies directly with customer traffic, which is heaviest during the fourth quarter of a fiscal year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

     Inflation can affect the costs incurred by the Company in the purchase of its merchandise, the leasing of its stores and certain components of its selling, general and administrative expenses. The Company believes that during the last three fiscal years ended January 29, 2000, inflation has not had a material adverse effect on the Company's business, although there can be no assurance that inflation will not have a material adverse effect on the Company in the future.

COMPETITION

     The retail apparel business is highly competitive, with price, selection, fashion, quality, location, store environment, and service being the principal competitive factors. The Company believes that it is well positioned to compete on the basis of each of these factors. The Company competes primarily with department stores, specialty stores, off-price apparel stores and discount stores. Many competitors are large national chains with substantially greater financial and other resources than those available to the Company; there is no assurance that the Company will continue to be able to compete successfully with any of them in the future.

ITEM 2.  PROPERTIES

     The Company owns the following properties:

     (a) its corporate headquarters comprising approximately 140,000 square feet and located at 400 Goody's Lane, Knoxville, Tennessee; and

     (b) its Knoxville distribution center located adjacent to its corporate headquarters. The distribution center is a one-story, 344,000-square-foot facility with 43 loading docks and a mezzanine level that has an additional 17,500 square feet currently used as office space. As stated under "Business -- Centralized Distribution," the Knoxville distribution center has the capacity to distribute merchandise to a maximum of approximately 325 stores.

     In February 2000, the Company purchased approximately 30 acres of land in Russellville, Arkansas, where it plans to build a new 234,000-square-foot distribution center. This facility is expected to open in fiscal 2001 and is designed to serve more than 200 stores.

     The Company currently leases all of its stores. Lease terms generally contain renewal options and provide for a fixed minimum rent, additional rent based on a percent of sales in excess of stipulated amounts, real estate taxes, insurance and common area maintenance costs. In addition, the Company also leases two warehouses in Athens, Tennessee for staging and processing inventory, and for storing certain store fixtures; and a warehouse in Knoxville, Tennessee for record retention storage.

     The following table reflects (i) the number of leases that will expire in each indicated fiscal year if the Company does not exercise any of its renewal options and (ii) the number of leases that will expire in each indicated fiscal year if the Company exercises all of its renewal options at January 29, 2000. The table does not reflect 15 leases having month-to-month terms, but does include 19 leases executed as of January 29, 2000 for stores to be opened or relocated in fiscal 2000.

                                                             NUMBER OF LEASES        NUMBER OF LEASES
                                                           EXPIRING EACH YEAR IF   EXPIRING EACH YEAR IF
                                                                NO RENEWALS            ALL RENEWALS
                       FISCAL YEAR                               EXERCISED               EXERCISED
                       -----------                         ---------------------   ---------------------
2000.....................................................            20                       5
2001.....................................................            17                       3
2002.....................................................            31                       9
2003.....................................................            19                       5
2004.....................................................            30                       7
2005 and thereafter......................................           174                     262

ITEM 3.  LEGAL PROCEEDINGS

     In February 1999, a lawsuit was filed in the United States District Court for the Middle District of Georgia and was served on the Company and Robert M. Goodfriend, its Chairman and Chief Executive Officer, by 20 named plaintiffs, generally alleging that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures and by maintaining unequal terms and conditions of employment. The plaintiffs further allege that the Company maintained a racially hostile working environment. The plaintiffs' claims are being brought under Title VII of the Civil Rights Act of 1964, as amended, and under the Civil Rights Act of 1866. The plaintiffs are seeking to have this action certified as a class action. By way of damages, the plaintiffs are seeking, among other things, injunctive relief (including restructuring of the Company's selection and compensation procedures) as well as back pay, an award of attorneys' fees and costs, and other monetary relief. The Company disputes these claims and intends to defend this matter vigorously. It is too early to estimate the effect, if any, the above lawsuit may have on the Company's financial position or results of operations.

     In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. While the costs and other effects of pending proceedings could have a material adverse effect on the Company's business, financial condition and operating results, management currently believes that the ultimate outcome of all pending legal proceedings (other than the matter noted in the paragraph above), individually and in the aggregate, should not have a material adverse effect on the Company's financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed and traded on The Nasdaq Stock Market (National Market) under the symbol GDYS. The following table sets forth the range of high and low sale prices for the Company's Common Stock for the periods indicated.

                                      FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                      -------------   --------------   -------------   --------------
FISCAL 1999
  High..............................     $14.63           $12.00          $10.50           $10.06
  Low...............................       7.88             8.94            7.88             4.56
FISCAL 1998
  High..............................     $26.81           $29.00          $28.00           $13.00
  Low...............................      16.88            21.44            7.63             8.25

     The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

     At April 13, 2000, there were 535 shareholders of record and approximately 8,200 persons or entities who held Common Stock in nominee name. On April 13, 2000, the closing price of the Common Stock was $6.97.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     FISCAL YEAR
                                   --------------------------------------------------------------------------------
                                        1999              1998             1997            1996          1995(1)
                                   --------------    --------------    ------------    ------------    ------------
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SALES PER GROSS SQUARE FOOT)
INCOME STATEMENT DATA
Sales(2).........................    $1,180,930        $1,057,015        $943,711        $796,116        $679,059
Cost of sales and occupancy
  expenses(2)....................       868,145           769,720         678,554         586,744         508,342
                                     ----------        ----------        --------        --------        --------
Gross profit.....................       312,785           287,295         265,157         209,372         170,717
Selling, general and
  administrative expenses........       283,986           244,833         213,060         182,628         154,901
                                     ----------        ----------        --------        --------        --------
Earnings from operations.........        28,799            42,462          52,097          26,744          15,816
Interest expense.................           209               535             542             762             608
Investment income................         2,970             2,231           1,831           1,460           1,319
                                     ----------        ----------        --------        --------        --------
Earnings before income taxes.....        31,560            44,158          53,386          27,442          16,527
Provision for income taxes.......        11,835            16,471          20,100          10,291           6,063
                                     ----------        ----------        --------        --------        --------
Net earnings.....................    $   19,725        $   27,687        $ 33,286        $ 17,151        $ 10,464
                                     ==========        ==========        ========        ========        ========
Earnings per common share:
  Basic..........................    $     0.59        $     0.84        $   1.02        $   0.53        $   0.32
                                     ==========        ==========        ========        ========        ========
  Diluted........................    $     0.59        $     0.81        $   0.99        $   0.53        $   0.32
                                     ==========        ==========        ========        ========        ========
Weighted average common shares
  outstanding (in thousands):
  Basic..........................        33,193            33,155          32,548          32,264          32,246
                                     ==========        ==========        ========        ========        ========
  Diluted........................        33,628            34,267          33,674          32,568          32,568
                                     ==========        ==========        ========        ========        ========
SELECTED OPERATING DATA
Stores open (at year end)........           287               257             223             203             184
Gross store square footage (in
  thousands, at year end)........         7,904             7,026           6,071           5,498           4,913
Comparable store sales increase
  (decrease)(3)..................          (2.1)%             0.5%            8.2%            6.9%            1.3%
Sales per gross square foot(4)...    $      160        $      160        $    160        $    151        $    146
Average sales per store(5).......         4,302             4,363           4,363           3,965           3,818
Capital expenditures.............        31,293            22,855          21,231          16,070          10,632
Depreciation and amortization....        16,624            13,861          11,571          10,595           9,141
BALANCE SHEET DATA (AT YEAR END)
Working capital..................    $  104,213        $  102,598        $ 73,553        $ 44,016        $ 27,786
Total assets.....................       423,293           377,173         328,316         254,347         208,443
Long-term debt...................            --               318             608             871           1,110
Shareholders' equity.............       211,006           195,477         160,057         123,576         105,875

---------------

(1) Consists of 53 weeks.
(2) "Sales" and "Cost of sales and occupancy expenses" for fiscal years 1995 through 1998 have been restated to accrue for sales returns and adopt a change in accounting methodology related to leased departments in response to SAB No. 101. These changes had no impact on annual gross profit or net earnings for any of these years. See Note 1 in the Notes to Consolidated Financial Statements.
(3) Comparable store sales for fiscal 1996 and thereafter are based on stores which operated throughout the fiscal year (including relocated, remodeled and expanded stores) and which were in operation for the entire previous fiscal year (computed on comparable 52-week periods). Prior to fiscal 1996, new stores were included in such calculation beginning the first full month following the anniversary of their opening. The changes in accounting referred to in note 2 above had no effect on the calculation of comparable store sales for the years presented.
(4) Sales per gross square foot is calculated by dividing (i) sales from stores which operated throughout the fiscal year (including relocated, remodeled and expanded stores) and which were in operation for the entire previous fiscal year (computed on comparable 52-week periods) by (ii) the gross square footage related to those stores.
(5) Average sales per store is calculated by dividing (i) total sales during such fiscal year less sales attributable to new stores opened and stores closed during the fiscal year by (ii) the number of stores open at the end of the fiscal year less new stores opened during the fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REPORT OF MANAGEMENT

     Management is responsible for the integrity and objectivity of all financial information presented in this Form 10-K. The consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles and include, where necessary, certain amounts based on the best estimates and judgments of management.

     In fulfilling its responsibility for the reliability of financial information, management has developed and maintains accounting systems and procedures appropriately supported by internal accounting controls. Such controls include the selection and training of qualified personnel, an organizational structure providing for appropriate division of responsibility, communication of approved accounting, control and business practices and a program of internal audit. Although no system of internal accounting controls can ensure that all errors or irregularities have been eliminated, management believes that the controls in place provide reasonable assurance, at reasonable cost, that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization and that the financial records are reliable for preparing financial statements. The consolidated financial statements of the Company have been audited by Deloitte & Touche LLP, the Company's independent auditors. Their report is based on their audits conducted in accordance with generally accepted auditing standards.

     The Audit Committee of the Board of Directors, consisting solely of outside directors, serves in an oversight role to assure the integrity and objectivity of the Company's financial reporting process. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It also meets periodically with management and the independent and internal auditors to assure that they are carrying out their responsibilities. The independent and internal auditors have full and free access to the Audit Committee and meet with it periodically with and without management's presence.

CHANGES IN ACCOUNTING METHODOLOGY

     "Sales" and "Cost of sales and occupancy expenses" for fiscal 1998 (and all quarters of that year) and fiscal 1997 have been restated to accrue for sales returns and adopt a change in accounting methodology related to leased departments in response to SAB No. 101. These changes in accounting had no impact on annual gross profit or net earnings for those fiscal years, but did impact the statements of operations for each quarter of fiscal 1998. See Notes 1 and 11 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS -- FOURTH QUARTER FISCAL 1999 COMPARED WITH FOURTH QUARTER FISCAL 1998

     The following table sets forth the Company's unaudited results of operations for the quarters indicated (in thousands, except per share amounts):

                                                     FOURTH QUARTER      FOURTH QUARTER
                                                          1999                1998
                                                    ----------------    ----------------
Sales.............................................  $390,927   100.0%   $354,299   100.0%
Cost of sales and occupancy expenses..............   307,508    78.7     270,013    76.2
                                                    --------   -----    --------   -----
Gross profit......................................    83,419    21.3      84,286    23.8
Selling, general and administrative expenses......    83,004    21.2      71,683    20.2
                                                    --------   -----    --------   -----
Earnings from operations..........................       415     0.1      12,603     3.6
Interest expense..................................        52     0.0         255     0.0
Investment income.................................     1,007     0.2         826     0.2
                                                    --------   -----    --------   -----
Earnings before income taxes......................     1,370     0.3      13,174     3.8
Provision for income taxes........................       512     0.1       4,805     1.4
                                                    --------   -----    --------   -----
Net earnings......................................  $    858     0.2%   $  8,369     2.4%
                                                    ========   =====    ========   =====
Earnings per common share
  Basic...........................................  $   0.03            $   0.25
                                                    ========            ========
  Diluted.........................................  $   0.03            $   0.25
                                                    ========            ========
Weighted average common shares outstanding
  Basic...........................................    32,951              33,331
                                                    ========            ========
  Diluted.........................................    33,082              33,895
                                                    ========            ========

     Overview. In the fourth quarter of fiscal 1999, the Company opened eight new stores, relocated two stores, remodeled one store and closed one store, bringing the total number of stores in operation at January 29, 2000 to 287, compared with 257 at January 30, 1999. In the fourth quarter of fiscal 1998, 11 new stores were opened and two stores were relocated. Net earnings were $858,000, or 0.2% of sales, in the fourth quarter of fiscal 1999 compared with $8,369,000, or 2.4% of sales, in the fourth quarter of fiscal 1998.

     Sales. Sales for the fourth quarter of fiscal 1999 were $390,927,000, a 10.3% increase over the $354,299,000 for the fourth quarter of fiscal 1998. This increase of $36,628,000 consisted of sales from new and transition stores. Comparable store sales for the fourth quarter of fiscal 1999 decreased 1.8% compared with the corresponding period of the previous fiscal year. The Company believes the decline in comparable store sales in the fourth quarter of fiscal 1999 was due, in part, to the inability to identify certain emerging fashion trends on a timely basis and to deep discounting required to sell excess inventory.

     Gross profit. Gross profit for the fourth quarter of fiscal 1999 was $83,419,000, or 21.3% of sales, an $867,000 decrease compared with the $84,286,000, or 23.8% of sales, in gross profit generated for the fourth quarter of the previous fiscal year. The 2.5% decrease in gross profit, as a percent of sales, in the fourth quarter of fiscal 1999 compared with the fourth quarter of fiscal 1998 consisted primarily of (i) a 2.3% increase in cost of sales resulting from aggressive promotional pricing required to liquidate poor performing categories of merchandise and (ii) a 0.2% increase in occupancy costs which were not leveraged due to a shortfall in comparable store sales and higher occupancy costs for new and relocated stores.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the fourth quarter of fiscal 1999 were $83,004,000, or 21.2% of sales, an increase of $11,321,000 from $71,683,000, or 20.2% of sales, for the fourth quarter of fiscal 1998. The 1.0% increase in selling, general and administrative expenses, as a percent of sales, in the fourth quarter of fiscal 1999 compared with the fourth quarter of fiscal 1998 resulted primarily from increases of (i) 0.9% in store payroll costs primarily from the staffing of internally operated shoe departments, (ii) 0.7% in bonuses, and
(iii) 0.4% in all other selling, general and administrative expenses. These increases were offset by a decrease of (i) 0.6% in professional fees, (ii) 0.3% in employees' health benefit expenses and (iii) 0.1% in the charge for the impairment of certain poorly performing stores' property and equipment.

     Interest expense. Interest expense for the fourth quarter of fiscal 1999 decreased by $203,000 compared with the fourth quarter of fiscal 1998. This net decrease primarily consists of a $193,000 decrease in the interest expense on borrowings under the credit agreement during the fourth quarter of fiscal 1999 compared with the fourth quarter of fiscal 1998.

     Investment income. Investment income for the fourth quarter of fiscal 1999 increased by $181,000 compared with the fourth quarter of fiscal 1998 consisting of $134,000 from an increase in invested funds during the fourth quarter of fiscal 1999 and $47,000 from the investment of assets of the EDP Plan.

     Income taxes. The provision for income taxes for the fourth quarter of fiscal 1999 was $512,000, for an effective tax rate of 37.4% of earnings before income taxes, compared with $4,805,000, for an effective tax rate of 36.5% of earnings before income taxes, for the fourth quarter of fiscal 1998.

RESULTS OF OPERATIONS -- FISCAL 1999, 1998 AND 1997

     The following table sets forth the Company's results of operations as a percent of sales for the fiscal years indicated:

                                                                    FISCAL YEAR
                                                               ---------------------
                                                               1999    1998    1997
                                                               -----   -----   -----
Sales.......................................................   100.0%  100.0%  100.0%
Cost of sales and occupancy expenses........................    73.5    72.8    71.9
                                                               -----   -----   -----
Gross profit................................................    26.5    27.2    28.1
Selling, general and administrative expenses................    24.0    23.2    22.6
                                                               -----   -----   -----
Earnings from operations....................................     2.5     4.0     5.5
Interest expense............................................     0.0     0.0     0.1
Investment income...........................................     0.2     0.2     0.2
                                                               -----   -----   -----
Earnings before income taxes................................     2.7     4.2     5.6
Provision for income taxes..................................     1.0     1.6     2.1
                                                               -----   -----   -----
          Net earnings......................................     1.7%    2.6%    3.5%
                                                               =====   =====   =====

  Fiscal 1999 Compared with Fiscal 1998

     Overview. In fiscal 1999, the Company opened 32 new stores, relocated 15 stores, remodeled five stores and closed two stores, bringing the total number of stores in operation at January 29, 2000 to 287 compared with 257 at January 30, 1999. In fiscal 1998, 36 new stores were opened, seven stores were relocated, three stores were remodeled and two stores were closed. Net earnings were $19,725,000, or 1.7% of sales, in fiscal 1999, compared with net earnings of $27,687,000, or 2.6% of sales, in fiscal 1998.

     Sales. Sales for fiscal 1999 were $1,180,930,000, an 11.7% increase over the $1,057,015,000 for fiscal 1998. This increase of $123,915,000 consisted of sales from new and transition stores. Comparable store sales for fiscal 1999 decreased 2.1% compared with fiscal 1998. The Company believes the decrease in comparable store sales trends was due, in part, to the difficulty in balancing its strategies of margin expansion and inventory reduction as well as the inability to identify certain emerging fashion trends on a timely basis, and in addition, during the fourth quarter of fiscal 1999, the deep discounting required to sell excess inventory.

     Gross profit. Gross profit for fiscal 1999 was $312,785,000, or 26.5% of sales, a $25,490,000 increase over the $287,295,000, or 27.2% of sales, in gross profit generated for the previous fiscal year. The 0.7% decrease in gross profit, as a percent of sales, resulted primarily from (i) a 0.4% increase in cost of sales resulting from the implementation of an aggressive merchandise promotional strategy during fiscal 1999 and (ii) a 0.3% increase in occupancy costs which were not leveraged due to the shortfall in comparable store sales and higher occupancy costs for new and relocated stores.

     Selling, general and administrative expenses. Selling, general and administrative expenses for fiscal 1999 were $283,986,000, or 24.0% of sales, an increase of $39,153,000 from $244,833,000, or 23.2% of sales, for fiscal 1998.
The 0.8% increase in selling, general and administrative expenses, as a percent of sales, in fiscal

1999 compared with fiscal 1998 resulted primarily from an increase of (i) 0.7% in store payroll costs primarily from the staffing of the new internally operated shoe departments, (ii) 0.1% in all advertising and promotional expenses and (iii) 0.4% in all other selling, general and administrative expenses. These increases were offset by a decrease of (i) 0.3% in professional fees as a result of a provision recorded in fiscal 1998 relating to the defense of the purported class action suit alleging racial discrimination and (ii) 0.1% in employees' health benefit expenses.

     Interest expense. Interest expense for fiscal 1999 decreased by $326,000 compared with fiscal 1998 primarily consisting of a decrease of (i) $192,000 in interest paid under the credit agreement as a result of lower borrowings during fiscal 1999 and (ii) $134,000 in other interest expenses.

     Investment income. Investment income for fiscal 1999 increased by $739,000 compared with fiscal 1998 consisting of $692,000 from an increase in invested funds during fiscal 1999 and $47,000 from the investment of assets of the EDP Plan.

     Income taxes. The provision for income taxes for fiscal 1999 was $11,835,000, for an effective tax rate of 37.5% of earnings before income taxes, compared with $16,471,000, for an effective tax rate of 37.3% of earnings before income taxes, for fiscal 1998. The increase in the effective tax rate was primarily due to a change in certain state tax statues that increased the Company's income tax liability to those states.

  Fiscal 1998 Compared with Fiscal 1997

     Overview. In fiscal 1998, the Company opened 36 new stores, relocated seven stores, remodeled three stores and closed two stores, bringing the total number of stores in operation at January 30, 1999 to 257 compared with 223 at January 31, 1998. In fiscal 1997, 24 new stores were opened, nine stores were relocated, seven stores were remodeled and four stores were closed. Net earnings were $27,687,000, or 2.6% of sales, in fiscal 1998, compared with net earnings of $33,286,000, or 3.5% of sales, in fiscal 1997.

     Sales. Sales for fiscal 1998 were $1,057,015,000, a 12.0% increase over the $943,711,000 for fiscal 1997. This increase of $113,304,000 consisted primarily of sales from new and transition stores and a 0.5% increase in comparable store sales from the corresponding period of the previous fiscal year. Comparable store sales for the first two quarters of fiscal 1998 produced a 6.9% increase over the prior year, while the last two quarters of fiscal 1998 resulted in a 4.4% comparable store sales decrease. The unusually warm weather experienced in the Company's markets from September through the first half of December 1998, followed by ice and snow storms two days prior to Christmas, significantly impaired the Company's ability to sell winter merchandise during that period.

     Gross profit. Gross profit for fiscal 1998 was $287,295,000, or 27.2% of sales, a $22,138,000 increase over the $265,157,000, or 28.1% of sales, in gross profit generated for the previous fiscal year. The 0.9% decrease in gross profit, as a percent of sales, resulted primarily from (i) a 0.8% decrease in gross margins resulting from the implementation of an aggressive merchandise pricing and promotional strategy during the fourth quarter of fiscal 1998 and
(ii) a 0.1% increase in occupancy costs which were not leveraged due to the shortfall in comparable store sales during the last two quarters of fiscal 1998.

     Selling, general and administrative expenses. Selling, general and administrative expenses for fiscal 1998 were $244,833,000, or 23.2% of sales, an increase of $31,773,000 from $213,060,000, or 22.6% of sales, for fiscal 1997.
The 0.6% increase in selling, general and administrative expenses, as a percent of sales, in fiscal 1998 compared with fiscal 1997 resulted primarily from an increase of (i) 0.4% in advertising and promotional expenses, (ii) 0.2% in professional fees, (iii) 0.1% from a charge for the impairment of certain poorly performing stores' property and equipment and (iv) 0.3% in all other selling, general and administrative expenses. These increases were offset by a 0.4% decrease in the bonus expenses related to the Company's Short-Term Incentive Plan and other bonus plans for fiscal 1998 compared with the previous fiscal year.

     Interest expense. Interest expense for fiscal 1998 decreased by $7,000 compared with fiscal 1997.

     Investment income. Investment income for fiscal 1998 increased by $400,000 compared with fiscal 1997 primarily as a result of an increase in invested funds during fiscal 1998.

     Income taxes. The provision for income taxes for fiscal 1998 was $16,471,000, for an effective tax rate of 37.3% of earnings before income taxes, compared with $20,100,000, for an effective tax rate of 37.7% of earnings before income taxes, for fiscal 1997. The decrease in the effective tax rate was primarily due to an increase in tax-exempt investment income.

LIQUIDITY AND CAPITAL RESOURCES

  Financial position

     The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit agreement (see below). The Company's working capital was $104,213,000 at January 29, 2000 compared with $102,598,000 at January 30, 1999 and $73,553,000 at January 31, 1998.

     At January 29, 2000, the Company had an unsecured revolving line of credit expiring in May 2001, which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to an aggregate of $130,000,000. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures. At January 29, 2000, the Company had no cash borrowings and $58,491,000 outstanding for letters of credit compared with no cash borrowings and $49,454,000 outstanding for letters of credit at January 30, 1999. Cash borrowings averaged $10,000 during fiscal 1999 compared with $3,515,000 during fiscal 1998, with the highest balance of $2,000,000 in March 1999 compared with $40,000,000 in both November and December 1998. Letters of credit outstanding averaged $55,153,000 during fiscal 1999 compared with $65,895,000 during fiscal 1998. The highest balance of letters of credit outstanding was $76,941,000 during fiscal 1999 (in September
1999) compared with $84,090,000 during fiscal 1998 (in September 1998). The weighted average interest rates on cash borrowings in fiscal 1999, 1998 and 1997 were 5.2%, 5.6% and 6.4%, respectively.

  Cash flows

     Operating activities provided cash of $33,588,000 in fiscal 1999 compared with $27,319,000 in fiscal 1998 and $35,096,000 in fiscal 1997. Cash used in operating activities in fiscal 1999, 1998 and 1997 was primarily for increased inventory of $17,207,000, $14,020,000 and $44,172,000, respectively, resulting primarily from (i) additional inventory for new stores, and (ii) for fiscal 1997, the Company's decision to take early receipt of spring 1998 imported merchandise. Accounts payable provided cash of $12,528,000, $4,514,000 and $24,038,000 in fiscal 1999, 1998 and 1997, respectively. Other assets and liabilities used cash amounting to $2,758,000 in fiscal 1999 compared with cash provided of $3,235,000 and $10,416,000 in fiscal 1998 and 1997, respectively. Depreciation and amortization expenses were $16,624,000, $13,861,000 and $11,571,000 in fiscal 1999, 1998 and 1997, respectively.

     Cash flows from investing activities reflected a $31,139,000, $22,794,000 and $21,219,000 net use of cash for fiscal 1999, 1998 and 1997, respectively. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores as well as for upgrading information technology and for general corporate purposes.

     Cash provided by financing activities for fiscal 1999, 1998 and 1997 was $5,558,000, $20,593,000 and $6,981,000, respectively. Cash management programs maintained by the Company provided cash of $10,043,000, $13,242,000 and $4,050,000 during fiscal 1999, 1998 and 1997, respectively. During fiscal 1999, the Company used $4,507,000 to repurchase 586,300 shares of Common Stock. The Company received $237,000, $2,886,000 and $1,708,000 in cash and realized a tax benefit of $74,000, $4,728,000 and $1,462,000 from the issuance of Common Stock on the exercise of stock options in fiscal 1999, 1998 and 1997, respectively.

     During the third quarter of fiscal 1999, the Company entered into a split-dollar life insurance agreement, whereby the Company agreed to pay the premiums for certain second-to-die policies insuring the lives of Mr. and Mrs. Goodfriend, which policies are owned by a trust for the benefit of the Goodfriend's children. During fiscal 1999, the Company paid premiums of $4,195,000 on such policies and will be required to pay future premiums currently projected to be approximately $4.2 million, $2.4 million and $1.3 million in fiscal 2000, 2001 and 2002, respectively. The Company has certain rights under this agreement, including the right to terminate these policies at any time prior to the occurrence of certain "restricting events." See Note 9 in the Notes to Consolidated Financial Statements.

  Outlook

     The Company plans to open approximately 30 new stores, relocate or remodel approximately 17 stores and close two stores during fiscal 2000. Capital expenditures are expected to be approximately $55,000,000 in fiscal 2000 primarily for (i) opening new stores, (ii) relocating and upgrading existing stores, (iii) construction of a new distribution center, (iv) enhancements at the existing distribution center, (v) the purchase and upgrade of computer systems and equipment and (vi) for general corporate purposes.

     In June 1999, the Company's Board of Directors authorized the Company to spend up to $20 million to repurchase Common Stock. Through January 29, 2000, the Company has repurchased shares for an aggregate of $4.5 million. The Company plans to continue repurchasing shares of Common Stock, from time to time, in the open market or in privately negotiated transactions, depending on price, prevailing market conditions and other factors.

     The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with cash flows from operations, including credit terms from vendors, and the borrowings available under the credit agreement will be sufficient to meet the Company's operating and capital expenditure requirements. However, an adverse outcome of pending litigation could negatively affect working capital (see "ITEM 3. Legal Proceedings").

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has no material investments or risks in market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements listed under the heading "(a)(1) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the captions "Election of Directors -- Director, Director Nominee and Executive Officer Information" and "Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders currently scheduled to be held on June 21, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to information under the caption "Executive Compensation and Other Information" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders currently scheduled to be held on June 21, 2000, but does not include the information under the captions "Compensation Committee Report" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to information under the caption "Voting Rights and Principal Shareholders" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders currently scheduled to be held on June 21, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to information under the caption "Certain Transactions" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders currently scheduled to be held on June 21, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

     The following consolidated financial statements of Goody's and the Independent Auditors' Report thereon are included in Item 8 above:

     - Independent Auditors' Report.

     - Consolidated Statements of Operations for each of the three fiscal years in the period ended January 29, 2000.

     - Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999.

     - Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 29, 2000.

     - Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended January 29, 2000.

     - Notes to Consolidated Financial Statements for each of the three fiscal years in the period ended January 29, 2000.

(a)(2) Financial Statement Schedules

     All financial statement schedules are omitted as the required information is inapplicable.

(a)(3) Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT LIST

EXHIBIT
  NO.     REF.                                DESCRIPTION
-------   ----                                -----------
  1.1      a      --  Form of Underwriting Agreement
  3.1      b      --  Amended and Restated Charter of the Registrant
  3.2      c      --  Amended and Restated Bylaws of the Registrant
  4.1             --  See Exhibits 3.1 and 3.2 for provisions of the Amended and
                      Restated Charter and Amended and Restated Bylaws of the
                      Registrant defining rights of holders of Common Stock of the
                      Registrant
 10.1      d      --  Goody's Family Clothing, Inc. Profit Sharing Plan*
 10.2      e      --  Goody's Family Clothing, Inc. 1991 Stock Incentive Plan*
 10.4      f      --  Goody's Family Clothing, Inc. 1993 Stock Option Plan*
 10.5      g      --  Goody's Family Clothing, Inc. Discounted Stock Option Plan
                      for Directors, as amended*
 10.18     h      --  Settlement agreement dated January 5, 1995
 10.29     i      --  Benefit Protection Trust Agreement*
 10.30     j      --  Employment agreement between the Registrant and Marcus H.
                      Smith, Jr.*
 10.31     j      --  Employment agreement between the Registrant and Thomas R.
                      Kelly, Jr.*
 10.32     j      --  Credit agreement between the Registrant, Lenders as
                      identified therein and First Tennessee Bank National
                      Association as Administrative Agent
 10.33     k      --  Master transport agreement between the Registrant and Star
                      Transportation, Inc. dated July 10, 1995
 10.34     l      --  Goody's Family Clothing, Inc. Employee Payroll Investment
                      Plan*
 10.35     m      --  Employment letter from the Registrant to Jay D. Scussel*
 10.36     m      --  Indemnification agreement between the Registrant and Robert
                      M. Goodfriend*
 10.37     m      --  Indemnification agreement between the Registrant and Harry
                      M. Call*
 10.38     m      --  Indemnification agreement between the Registrant and James
                      L. Clayton*
 10.39     m      --  Indemnification agreement between the Registrant and Samuel
                      J. Furrow*
 10.40     m      --  Indemnification agreement between the Registrant and Robert
                      F. Koppel*
 10.41     m      --  Indemnification agreement between the Registrant and Cheryl
                      L. Turnbull*
 10.42     n      --  Amended Credit Agreement between the Registrant, Lenders as identified therein and
 10.44     o      --  Indemnification agreement between the Registrant and Irwin
                      L. Lowenstein*

EXHIBIT
  NO.     REF.                                DESCRIPTION
-------   ----                                -----------
 10.45     p      --  Amended Agreement dated May 16, 1997 between the Registrant,
                      GOODY'S MS, LP, and GOODY'S IN, LP as borrowers, TREBOR of
                      TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. as guarantors,
                      Lenders as identified therein and First Tennessee National
                      Bank Association as Administrative Agent
 10.46     q      --  Deferred Compensation Agreement between the Registrant and
                      Robert M. Goodfriend*
 10.47     q      --  Employment letter from the Registrant to Stanley B. Latacha*
 10.48     a      --  Agreement dated August 25, 1997 among the Registrant, Robert
                      M. Goodfriend, Harry M. Call and Edward R. Carlin
 10.50     r      --  Amendment to the Goody's Family Clothing, Inc. Employee
                      Payroll Investment Plan*
 10.51     s      --  Third Amendment Agreement dated May 26, 1998 between the
                      Registrant, GOODY'S MS, LP, GOODY'S IN, LP, GFCTX, LP,
                      GFCTN, LP, GFCGA, LP and GFCFS, Inc. as borrowers, TREBOR of
                      TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. as guarantors,
                      Lenders as identified therein and First Tennessee National
                      Bank Association as Administrative Agent
 10.52     s      --  Employment agreement between the Registrant and Harry M.
                      Call dated May 20, 1998.*
 10.53     s      --  Employment agreement between the Registrant and Edward R.
                      Carlin dated May 20, 1998.*
 10.54     s      --  Employment agreement between the Registrant and Thomas R.
                      Kelly, Jr. dated May 20, 1998.*
 10.55     s      --  Employment agreement between the Registrant and David R.
                      Mullins dated May 20, 1998.*
 10.56     t      --  Employment agreement between the Registrant and Bruce E.
                      Halverson dated May 20, 1998.*
 10.57     t      --  Employment agreement between the Registrant and Stanley B.
                      Latacha dated May 20, 1998.*
 10.58     t      --  Employment agreement between the Registrant and John J.
                      Okvath, III dated May 20, 1998.*
 10.59     t      --  Employment agreement between the Registrant and Jay D.
                      Scussel dated May 20, 1998.*
 10.60     t      --  Employment agreement between the Registrant and Marcus H.
                      Smith, Jr. dated May 20, 1998.*
 10.61     t      --  Employment agreement between the Registrant and Bobby Whaley dated May 20, 1998.*
 10.62     t      --  Severance agreement between the Registrant and Regis J.
                      Hebbeler dated May 20, 1998.*
 10.63     t      --  Severance agreement between the Registrant and Hazel Ann
                      Moxim dated May 20, 1998.*
 10.64     t      --  Severance agreement between the Registrant and David G. Peek dated May 20, 1998.*
 10.65     u      --  Assumption and Consent Agreement dated December 16, 1998 between the Registrant, GOODY'S MS, L.P., GOODY'S IN, LP,
                      GFCTX, LP, GFCTN, LP and GFCGA, LP as borrowers, TREBOR of
                      TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. as guarantors,
                      GFCFS, LLC and First Tennessee National Bank Association as
                      Administrative Agent for the Lenders
 10.66     u      --  Employment agreement between the Registrant and Keith J.
                      Reichelderfer dated January 31, 1999.*
 10.67     u      --  Amendment to Goody's Family Clothing, Inc. 1991 Stock
                      Incentive Plan effective May 13, 1998*
 10.68     u      --  Amendment to Goody's Family Clothing, Inc. 1993 Stock Option
                      Plan effective May 13, 1998*
 10.69     u      --  Amendment to Goody's Family Clothing, Inc. 1997 Stock Option
                      Plan effective May 13, 1998*
 10.70     u      --  Master Transportation and Deconsolidation Agreement between the Registrant and Star Transportation, Inc. dated January
                      1, 1999
 10.71     v      --  Goody's Family Clothing, Inc. Executive Deferral Plan*
 10.72     w      --  Split-Dollar Life Insurance Agreement between the
                      Registrant, Robert and Wendy Goodfriend Irrevocable Trust,
                      and Robert M. Goodfriend.*
 10.73            --  Employment Agreement between the Registrant and Lana Cain
                      Krauter dated January 10, 2000*
 10.74            --  Severance Agreement between the Registrant and John G. Wise dated February 14, 2000*
 10.75            --  Severance Agreement between the Registrant and Michael R.
                      Bryant dated March 14, 2000*
 10.76            --  Severance Agreement between the Registrant and Michael D.
                      Burgard dated March 14, 2000*
 21               --  Subsidiaries of the Registrant
 23               --  Consent of Deloitte & Touche LLP
 27               --  Financial Data Schedule for the fiscal year ended January
                      29, 2000 (for SEC use only)

---------------

* The indicated exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K:
a Incorporated herein by reference to exhibit of the same number in Registrant's
  Registration Statement on Form S-3 (Registration No. 333-32409) filed on August 18, 1997 and amended on August 25, 1997 and September 3, 1997.
b Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 019526).
c Incorporated herein by reference exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 019526).
d Incorporated herein by reference to exhibit of the same number in Registrant's
  Registration Statement on Form S-1 (Registration No. 33-42738) originally filed on September 13, 1991.
e Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 30, 1993 (File No. 019526).
f Incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders held on June 24, 1993.

g Incorporated herein by reference to exhibit 4.1 in Registrant's Registration
  Statement on Form S-8 (Registration No. 333-09595) filed on August 5, 1996.
h Incorporated herein by reference to exhibit 10.1 in Registrant's Current
  Report on Form 8-K dated January 5, 1995 (File No. 019526).
i Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 019526).
j Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended April 29, 1995 (File No. 019526).
k Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 019526).
l Incorporated herein by reference to exhibit 4 in Registrant's Registration
  Statement on Form S-8 (Registration No. 333-00052) originally filed on January 4, 1996.
m Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 019526).
n Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended May 4, 1996 (File No. 019526).
o Incorporated herein by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended February 1, 1997 (File No. 019526).
p Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended May 3, 1997 (File No. 019526).
q Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended August 2, 1997 (File No. 019526).
r Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 (File No. 019526).
s Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended August 1, 1998 (File No. 019526).
t Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 (File No. 019526).
u Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 019526).
v Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (File No. 019526).
w Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (File No. 019526).

     (b) Forms 8-K:

     On March 2, 2000, the Company filed a Current Report on Form 8-K to report the adoption of certain changes in accounting methodology related to sales returns, leased departments and layaways in response to SAB No. 101.

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

Dated: April 21, 2000

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

            By: /s/ ROBERT M. GOODFRIEND               Chairman of the Board and Chief   April 21, 2000
  ------------------------------------------------       Executive Officer
                Robert M. Goodfriend

                By: /s/ HARRY M. CALL                  Director, President and Chief     April 21, 2000
  ------------------------------------------------       Operating Officer
                    Harry M. Call

              By: /s/ EDWARD R. CARLIN                 Executive Vice President, Chief   April 21, 2000
  ------------------------------------------------       Financial Officer and
                  Edward R. Carlin                       Secretary (Principal Financial
                                                         Officer)

                By: /s/ DAVID G. PEEK                  Vice President, Corporate         April 21, 2000
  ------------------------------------------------       Controller and Chief
                    David G. Peek                        Accounting Officer (Principal
                                                         Accounting Officer)

              By: /s/ SAMUEL J. FURROW                 Director                          April 21, 2000
  ------------------------------------------------
                  Samuel J. Furrow

              By: /s/ ROBERT F. KOPPEL                 Director                          April 21, 2000
  ------------------------------------------------
                  Robert F. Koppel

             By: /s/ IRWIN L. LOWENSTEIN               Director                          April 21, 2000
  ------------------------------------------------
                 Irwin L. Lowenstein

             By: /s/ CHERYL L. TURNBULL                Director                          April 21, 2000
  ------------------------------------------------
                 Cheryl L. Turnbull

                         GOODY'S FAMILY CLOTHING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-2
Consolidated Statements of Operations for each of the three
  fiscal years in the period ended January 29, 2000.........   F-3
Consolidated Balance Sheets as of January 29, 2000 and
  January 30, 1999..........................................   F-4
Consolidated Statements of Cash Flows for each of the three
  fiscal years in the period ended January 29, 2000.........   F-5
Consolidated Statements of Shareholders' Equity for each of
  the three fiscal years in the period ended January 29,
  2000......................................................   F-6
Notes to Consolidated Financial Statements for each of the
  three fiscal years in the period ended January 29, 2000...   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Goody's Family Clothing, Inc.

     We have audited the accompanying consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Goody's Family Clothing, Inc. and subsidiaries as of January 29, 2000 and January 30, 1999 and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 14, 2000

                         GOODY'S FAMILY CLOTHING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FISCAL YEAR
                                                              ----------------------------------------
                                                                  1999           1998          1997
                                                              ------------   ------------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales.......................................................   $1,180,930     $1,057,015     $943,711
Cost of sales and occupancy expenses........................      868,145        769,720      678,554
                                                               ----------     ----------     --------
Gross profit................................................      312,785        287,295      265,157
Selling, general and administrative expenses................      283,986        244,833      213,060
                                                               ----------     ----------     --------
Earnings from operations....................................       28,799         42,462       52,097
Interest expense............................................          209            535          542
Investment income...........................................        2,970          2,231        1,831
                                                               ----------     ----------     --------
Earnings before income taxes................................       31,560         44,158       53,386
Provision for income taxes..................................       11,835         16,471       20,100
                                                               ----------     ----------     --------
          Net earnings......................................   $   19,725     $   27,687     $ 33,286
                                                               ==========     ==========     ========
Earnings per common share:
  Basic.....................................................   $     0.59     $     0.84     $   1.02
                                                               ==========     ==========     ========
  Diluted...................................................   $     0.59     $     0.81     $   0.99
                                                               ==========     ==========     ========
Weighted average common shares outstanding:
  Basic.....................................................       33,193         33,155       32,548
                                                               ==========     ==========     ========
  Diluted...................................................       33,628         34,267       33,674
                                                               ==========     ==========     ========

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
                                        ASSETS
Current Assets
  Cash and cash equivalents.................................   $ 97,299      $ 89,292
  Inventories...............................................    182,894       165,687
  Accounts receivable and other current assets..............     20,352        14,195
                                                               --------      --------
          Total current assets..............................    300,545       269,174
Property and equipment, net.................................    116,892       104,789
Other assets................................................      5,856         3,210
                                                               --------      --------
          Total assets......................................   $423,293      $377,173
                                                               ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................   $143,685      $122,776
  Accrued expenses..........................................     52,329        43,190
  Income taxes payable......................................         --           321
  Current portion of long-term debt.........................        318           289
                                                               --------      --------
          Total current liabilities.........................    196,332       166,576
Long-term debt..............................................         --           318
Other long-term liabilities.................................      4,345         3,782
Deferred income taxes.......................................     11,610        11,020
                                                               --------      --------
          Total liabilities.................................    212,287       181,696
                                                               --------      --------
Commitments and Contingencies
Shareholders' Equity
  Preferred stock, par value $1 per share;
     Authorized -- 2,000,000 shares; Issued and
      outstanding -- none
  Class B Common stock, no par value;
     Authorized -- 50,000,000 shares; Issued and
      outstanding -- none
  Common stock, no par value;
     Authorized -- 50,000,000 shares;
     Issued and outstanding -- 32,799,380 and 33,330,780
      shares, respectively..................................     23,832        28,102
  Paid-in capital...........................................      9,523         9,449
  Retained earnings.........................................    177,651       157,926
                                                               --------      --------
          Total shareholders' equity........................    211,006       195,477
                                                               --------      --------
          Total liabilities and shareholders' equity........   $423,293      $377,173
                                                               ========      ========

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FISCAL YEAR
                                                              ---------------------------------
                                                                1999        1998         1997
                                                              --------   -----------   --------
                                                                       (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net earnings..............................................  $ 19,725    $ 27,687     $ 33,286
  Adjustments to reconcile net earnings to cash
  provided by operating activities:
     Depreciation and amortization..........................    16,624      13,861       11,571
     Net loss on asset disposals and write-down.............     2,412       1,612        1,135
     Changes in assets and liabilities:
       Inventories..........................................   (17,207)    (14,020)     (44,172)
       Accounts payable.....................................    12,528       4,514       24,038
       Income taxes.........................................     2,264      (9,570)      (1,178)
       Other assets and liabilities.........................    (2,758)      3,235       10,416
                                                              --------    --------     --------
          Cash provided by operating activities.............    33,588      27,319       35,096
                                                              --------    --------     --------
Cash Flows from Investing Activities:
  Acquisitions of property and equipment....................   (31,293)    (22,855)     (21,231)
  Proceeds from sale of property and equipment..............       154          61           12
                                                              --------    --------     --------
          Cash used in investing activities.................   (31,139)    (22,794)     (21,219)
                                                              --------    --------     --------
Cash Flows from Financing Activities:
  Repayment of long-term debt...............................      (289)       (263)        (239)
  Exercise of stock options.................................       311       7,614        3,170
  Shares repurchased and retired............................    (4,507)         --           --
  Changes in cash management accounts.......................    10,043      13,242        4,050
                                                              --------    --------     --------
          Cash provided by financing activities.............     5,558      20,593        6,981
                                                              --------    --------     --------
Net increase in cash and cash equivalents...................     8,007      25,118       20,858
Cash and cash equivalents, beginning of year................    89,292      64,174       43,316
                                                              --------    --------     --------
Cash and cash equivalents, end of year......................  $ 97,299    $ 89,292     $ 64,174
                                                              ========    ========     ========
Supplemental Disclosures:
  Income tax payments.......................................  $ 15,423    $ 22,085     $ 20,336
  Interest payments.........................................       210         531          534

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     COMMON STOCK
                                                   ----------------   PAID-IN   RETAINED
                                                   SHARES   AMOUNT    CAPITAL   EARNINGS    TOTAL
                                                   ------   -------   -------   --------   --------
                                                                    (IN THOUSANDS)
Balance February 1, 1997.........................  32,330   $23,364   $3,259    $ 96,953   $123,576
Net earnings.....................................      --        --       --      33,286     33,286
Exercise of stock options........................     374     1,733    1,462          --      3,195
                                                   ------   -------   ------    --------   --------
Balance January 31, 1998.........................  32,704    25,097    4,721     130,239    160,057
Net earnings.....................................      --        --       --      27,687     27,687
Exercise of stock options........................     627     3,005    4,728          --      7,733
                                                   ------   -------   ------    --------   --------
Balance January 30, 1999.........................  33,331    28,102    9,449     157,926    195,477
Net earnings.....................................      --        --       --      19,725     19,725
Shares repurchased and retired...................    (586)   (4,507)      --          --     (4,507)
Exercise of stock options........................      54       237       74          --        311
                                                   ------   -------   ------    --------   --------
Balance January 29, 2000.........................  32,799   $23,832   $9,523    $177,651   $211,006
                                                   ======   =======   ======    ========   ========

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999 AND JANUARY 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of business. Headquartered in Knoxville, Tennessee, Goody's Family Clothing, Inc. and subsidiaries (the "Company") is a retailer of moderately-priced family apparel operating 287 stores in 17 states (all under one business segment) as of January 29, 2000.

     Fiscal year-end. The Company's fiscal year ends on the Saturday nearest the last day of January. Fiscal 1999, 1998 and 1997 refer to the Company's fiscal years ended January 29, 2000 (52 weeks), January 30, 1999 (52 weeks) and January 31, 1998 (52 weeks), respectively.

     Principles of consolidation. The consolidated financial statements include the accounts of Goody's Family Clothing, Inc. and its subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated.

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents. Cash equivalents consist of highly liquid investments, such as money market accounts, deposit accounts, government backed securities and overnight repurchase agreements, each with a maturity of less than three months. The cost of these investments approximate their fair market value.

     Amounts due banks upon the clearance of certain checks under the Company's cash management programs are included in both "Accounts payable" and "Accrued expenses" at January 29, 2000 and January 31, 1999 and aggregated $41,832,000 and $31,789,000, respectively.

     Inventories. Inventories are stated at the lower of weighted average cost or market.

     Property and equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed by using the straight-line method over the estimated useful lives of the assets, which are 40 years for buildings and up to 10 years for other assets. Leasehold improvements are amortized by the straight-line method over the lesser of the useful lives of the improvements or the related lease terms. Maintenance and repair costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

     Impairment of long-lived assets. The Company continually evaluates its investment in long-lived assets used in operations at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating assets for potential impairment, the Company first compares the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset to the asset's estimated future discounted cash flows. If the carrying amount exceeds the asset's estimated future discounted cash flows, an impairment loss is recorded.

     Store opening and closing costs. New and relocated store opening costs are charged directly to expense when incurred. When the Company decides to close or relocate a store, the estimated unrecoverable costs to be incurred upon or after the store closing, principally consisting of the remaining lease obligation, are charged to expense.

     Insurance. The Company is self-insured for workers' compensation, employees' health benefits and general liability up to a predetermined "stop-loss" amount. Third party insurance coverage is maintained for claims that exceed the predetermined "stop-loss" amount. The Company's self-insurance accruals are calculated using either standard insurance industry actuarial assumptions or the Company's historical claims experience.

                         GOODY'S FAMILY CLOTHING, INC.

     Income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial reporting basis of the Company's assets and liabilities based upon enacted tax laws and statutory tax rates applicable to the future years in which the differences are expected to affect taxable income.

     Revenue recognition. The Company generally recognizes revenue from the sale of merchandise at the time merchandise is sold and delivery is taken by the customer. Service revenue is recognized at the time the service is provided.

     During the fourth quarter of fiscal 1999, the Company retroactively restated its statements of operations to accrue for sales returns and adopt a change in accounting methodology related to leased departments' in response to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") as follows:

     - Historically, the Company recognized sales returns upon return of the related merchandise by the customer. Under its new methodology, the Company provides for an estimate of sales returns in the period of initial sale.

     - The Company historically included the sales ($18,081,000, $40,400,000 and $33,379,000 for fiscal 1999, 1998 and 1997, respectively) and cost of sales of its leased departments with the sales and cost of sales of its wholly-owned departments. Instead, the Company includes the net rental income (sales less cost of sales) of its leased departments in its reported sales. Leased departments' net rental income amounted to $3,372,000, $6,622,000 and $5,341,000 for fiscal 1999, 1998 and 1997, respectively.

These changes had no impact on the Company's annual net earnings for fiscal 1998 and 1997. However, these changes did impact the Company's statements of operations for each quarter of fiscal 1998 and for each of the first three quarters of fiscal 1999 (see Note 11).

     The Company historically has recorded the sales and related gross profit from layaways upon receipt of the initial layaway deposit from its customers. Beginning January 30, 2000 (the first day of the first quarter of fiscal 2000), the Company will recognize the sale and the related gross profit from layaways upon delivery of the merchandise to the customer. The cumulative effect of this change (net of income taxes) is expected to reduce diluted earnings per share by approximately $0.01 in the first quarter of fiscal 2000. The Company believes that this new accounting methodology related to layaways will have no significant impact on the results of its operations (excluding the cumulative effect of this change) in fiscal 2000 and future years.

     Advertising. The Company expenses all advertising expenditures as incurred. Advertising expenses, net of vendor reimbursements, were $54,101,000, $46,723,000 and $38,179,000 for fiscal 1999, 1998 and 1997, respectively.

     Earnings per common share. Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding and potentially dilutive common shares. Weighted average diluted shares outstanding differs from weighted average basic shares outstanding solely from the effect of dilutive stock options under the treasury stock method of 435,000, 1,112,000 and 1,126,000 for fiscal 1999, 1998 and 1997, respectively. Stock options to purchase 2,516,642, 1,203,177 and 48,322 shares of the Company's common stock in fiscal 1999, 1998 and 1997, respectively, were excluded from the computation of weighted average diluted shares outstanding because they would have been antidilutive.

     Comprehensive income. The Company is required to disclose within the basic financial statements items of comprehensive income, such as foreign currency transactions and unrealized gains and losses on available-for-sale securities. Since the Company has no items which qualify as comprehensive income, there is no difference between comprehensive income and net earnings for any fiscal year presented.

                         GOODY'S FAMILY CLOTHING, INC.

     Recent accounting pronouncements. During fiscal 1999, the Company adopted American Institute of Certified Public Accountants' Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement defines which costs incurred to develop or purchase internal-use software should be capitalized and which costs should be expensed. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

     In June 1999, the American Institute of Certified Public Accountants issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, which, as amended, is effective for the Company in fiscal 2001. This standard requires that an entity recognize all derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Company has not yet completed its analysis of the effect of SFAS No. 133 on its financial statements.

2. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
Land........................................................   $  3,532      $  3,512
Buildings...................................................     26,966        26,522
Leasehold improvements......................................     24,617        22,179
Furniture and equipment.....................................    136,806       116,868
                                                               --------      --------
                                                                191,921       169,081
Less accumulated depreciation and amortization..............     75,029        64,292
                                                               --------      --------
          Property and equipment, net.......................   $116,892      $104,789
                                                               ========      ========

Impairment charges for store property and equipment were $414,000 and $733,000 in fiscal 1999 and 1998, respectively.

3. CREDIT ARRANGEMENTS

     The Company has a credit agreement for an unsecured revolving line of credit expiring in May 2001, which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to an aggregate of $130,000,000. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin,
(ii) letter of credit fees based on the number of days a letter of credit is outstanding times an applicable fee and (iii) an annual commitment fee payable quarterly in advance. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures.

     At January 29, 2000 and January 31, 1999, the Company had no cash borrowings under this credit agreement and letters of credit issued and outstanding amounted to $58,491,000 and $49,454,000, respectively. Cash borrowings under the Company's line of credit averaged $10,000, $3,515,000 and $2,374,000 during fiscal 1999, 1998 and 1997, respectively. The highest balances of cash borrowings were $2,000,000 in March 1999, $40,000,000 in November and December 1998 and $25,000,000 in October and November 1997. The weighted average interest rates on cash borrowings in fiscal 1999, 1998 and 1997 were 5.2%, 5.6% and 6.4%, respectively.

                         GOODY'S FAMILY CLOTHING, INC.

4. LONG-TERM DEBT

     Long-term debt represents a promissory note payable to the Company's founder and former chairman, M.D. Goodfriend, and his wife, who are the parents of the Company's current Chairman of the Board and Chief Executive Officer. The debt is unsecured, bears interest at 10% annually and matures in January 2001. Interest paid on this debt was $61,000, $87,000 and $111,000 during fiscal 1999, 1998 and 1997, respectively.

5. INCOME TAXES

     The provision for income taxes for the years indicated consisted of the following (in thousands):

                                                                    FISCAL YEAR
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
Current
  Federal.................................................  $ 8,259   $15,219   $18,833
  State...................................................      778     1,262     2,163
                                                            -------   -------   -------
          Total current...................................    9,037    16,481    20,996
                                                            -------   -------   -------
Deferred
  Federal.................................................    2,647        32      (726)
  State...................................................      151       (42)     (170)
                                                            -------   -------   -------
          Total deferred..................................    2,798       (10)     (896)
                                                            -------   -------   -------
          Provision for income taxes......................  $11,835   $16,471   $20,100
                                                            =======   =======   =======

     The provision for income taxes differed from the amounts computed by applying the federal statutory rate to earnings before income taxes as follows (in thousands):

                                                                    FISCAL YEAR
                                                            ---------------------------
                                                             1999      1998      1997
                                                            -------   -------   -------
Tax expense at statutory rate.............................  $11,047   $15,456   $18,685
State taxes, net of federal benefit.......................      876     1,086     1,319
Effect of tax-exempt income...............................     (333)     (206)      (97)
Effect of other items.....................................      245       135       193
                                                            -------   -------   -------
          Provision for income taxes......................  $11,835   $16,471   $20,100
                                                            =======   =======   =======

     The tax effects of temporary differences were as follows (in thousands):

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
Current asset
  Inventory carrying cost...................................    $ 1,438       $ 3,733
  Net operating loss carryforward...........................        400           364
  Accrued expenses and other................................      5,593         5,329
                                                                -------       -------
          Current deferred tax asset........................    $ 7,431       $ 9,426
                                                                =======       =======
Deferred liability
  Depreciation..............................................    $11,974       $11,465
  Other.....................................................       (364)         (445)
                                                                -------       -------
          Long-term deferred tax liability..................    $11,610       $11,020
                                                                =======       =======

     The Company has net operating loss carryforwards for state income tax purposes aggregating $12,368,000 at January 29, 2000, which expire in fiscal 2013 and 2014. Current deferred tax assets are included in "Accounts receivable and other current assets."

                         GOODY'S FAMILY CLOTHING, INC.

6. STOCK OPTIONS

     The Company currently has four stock option plans: the Goody's Family Clothing, Inc. 1991 Stock Incentive Plan (the "1991 Plan"), the Goody's Family Clothing, Inc. 1993 Stock Option Plan (the "1993 Plan"), the Goody's Family Clothing, Inc. 1997 Stock Option Plan (the "1997 Plan") and the Discounted Stock Option Plan for Directors (the "Directors' Plan").

     The 1991 Plan, 1993 Plan and 1997 Plan provide for the grant of nonqualified and incentive stock options to key associates and directors and formula options to non-associate directors. The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the Company's common stock (the "Common Stock") for incentive options or formula options on the date of grant) and the vesting and exercise periods. The options typically vest in equal installments over five years from the date of grant and are generally exercisable up to 10 years from the date of grant. The Company is authorized to issue an aggregate of 5,650,000 shares of Common Stock under the 1991 Plan, 1993 Plan and 1997 Plan.

     Under the Directors' Plan, non-associate directors may elect to receive options to purchase Common Stock at an exercise price equal to 50% of the fair market value of the Common Stock on the date of grant in lieu of cash for their director fees. These options vest one year from the date of grant and are exercisable up to 20 years from the date of grant. The expense recorded in connection with stock options issued under this plan has been immaterial. The Company is authorized to issue an aggregate of 300,000 shares of Common Stock under the Directors' Plan.

     A summary of the stock option activity and the related weighted average exercise prices for all the option plans is as follows:

                                                SHARES AVAILABLE   OUTSTANDING   WEIGHTED AVERAGE
                                                   FOR GRANT         OPTIONS      EXERCISE PRICE
                                                ----------------   -----------   ----------------
As of February 1, 1997........................        436,650       3,183,570         $ 5.53
  Reserved....................................      2,000,000              --             --
  Granted.....................................     (1,079,530)      1,079,530          11.58
  Exercised...................................             --        (374,052)          4.57
  Forfeited...................................        214,044        (214,044)          5.90
                                                   ----------       ---------
As of January 31, 1998........................      1,571,164       3,675,004           7.39
  Granted.....................................       (609,192)        609,192          21.13
  Exercised...................................             --        (627,064)          4.60
  Forfeited...................................         94,338         (94,338)         12.44
                                                   ----------       ---------
As of January 30, 1999........................      1,056,310       3,562,794          10.09
  Granted.....................................       (539,970)        539,970           6.91
  Exercised...................................             --         (53,900)          4.40
  Forfeited...................................        159,550        (159,550)         12.62
                                                   ----------       ---------
As of January 29, 2000........................        675,890       3,889,314           9.62
                                                   ==========       =========

     The following table summarizes information about stock options outstanding at January 29, 2000:

                                                 OUTSTANDING OPTIONS                   EXERCISABLE OPTIONS
                                      ------------------------------------------   ---------------------------
                                                           WEIGHTED
                                                           AVERAGE      WEIGHTED                      WEIGHTED
                                          OPTIONS         REMAINING     AVERAGE        OPTIONS        AVERAGE
                                       OUTSTANDING AT    CONTRACTUAL    EXERCISE    EXERCISABLE AT    EXERCISE
RANGE OF EXERCISE PRICES              JANUARY 29, 2000   LIFE (YEARS)    PRICE     JANUARY 29, 2000    PRICE
------------------------              ----------------   ------------   --------   ----------------   --------
$ 2.41 to $ 5.69....................     1,462,414           6.6         $ 4.68         908,944        $ 4.56
  6.00 to  10.88....................     1,170,606           7.3           8.88         834,816          8.55
 11.19 to  16.00....................       764,294           7.6          12.15         109,494         12.98
 17.07 to  22.00....................       395,500           8.1          21.31          77,200         21.25
 24.00 to  27.50....................        96,500           8.4          25.68          11,800         26.07
                                         ---------                                    ---------
                                         3,889,314                                    1,942,254
                                         =========                                    =========

                         GOODY'S FAMILY CLOTHING, INC.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to adopt the disclosure-only provisions of SFAS No. 123 and to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation cost has been recognized for the stock options granted under the various stock option plans to associates. If compensation cost for the Company's stock option plans had been determined based on the fair value on the date of grant for awards in fiscal 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                          FISCAL 1999               FISCAL 1998               FISCAL 1997
                                    -----------------------   -----------------------   -----------------------
                                        AS                        AS                        AS
                                     REPORTED     PRO FORMA    REPORTED     PRO FORMA    REPORTED     PRO FORMA
                                    -----------   ---------   -----------   ---------   -----------   ---------
Net earnings (in thousands).......    $19,725      $18,316      $27,687      $26,012      $33,286      $32,211
Earnings per common share:
  Basic...........................       0.59         0.55         0.84         0.78         1.02         0.99
  Diluted.........................       0.59         0.54         0.81         0.76         0.99         0.96

     The fair value of the options granted under the Company's various stock option plans during fiscal 1999, 1998 and 1997 was estimated on their date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 55%, 63% and 56%, respectively; risk free interest rates of 6.0%, 5.5% and 6.5%, respectively; and expected lives of 4, 7 and 7 years, respectively. The weighted average fair value of options granted was $3.47, $14.28 and $14.78 for fiscal 1999, 1998 and 1997, respectively.

7. BENEFIT PLANS

     The Company maintained a profit sharing plan through December 1997 for full-time associates. This plan provided for discretionary contributions by the Company which were approved by its Board of Directors. The Company's contributions to the profit sharing plan were $750,000 for fiscal 1997.

     In January 1998, the Company adopted the Goody's Family Clothing, Inc. 401(k) Retirement Plan (the "401(k) Plan") with a salary deferral feature for all eligible associates. All the assets of the profit sharing plan were transferred to the 401(k) Plan upon its termination in December 1997. Under the terms of the 401(k) Plan, eligible associates may contribute between 3% and 15% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the 401(k) Plan. The Company provides matching contributions to the 401(k) Plan, which are discretionary, vest over an associate's service period and are based upon a percent of the associates' elected contributions. These matching contributions amounted to $827,000, $826,000 and $35,000 for fiscal 1999, 1998 and 1997, respectively.

     In July 1999, the Company adopted the Goody's Family Clothing, Inc. Executive Deferral Plan (the "EDP Plan") with a salary deferral feature for all eligible associates. Under the terms of the EDP Plan, eligible associates may contribute between 3% and 20% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the EDP Plan. The Company provides matching contributions to the EDP Plan, which are discretionary, vest over an associate's service period and are based upon a percent of the associates' elected contributions. These matching contributions amounted to $85,000 in fiscal 1999. Included in "Other assets" at January 29, 2000 are investments (which are classified as "trading securities" for financial reporting purposes) of the EDP Plan held in a rabbi trust aggregating $399,000, and as such, the Company is restricted from the use of such investments for operating purposes.

     The Company provides an Employee Payroll Investment Plan that allows eligible associates to purchase its Common Stock at fair market value through regular payroll deductions.

                         GOODY'S FAMILY CLOTHING, INC.

8. LEASE OBLIGATIONS

     The Company leases its stores under operating leases, the majority of which expire at various times during the next 10 years. The Company can, at its option, renew most of these leases at rents which are fixed based at their then current fair rental value. Payments under store leases consist of a fixed minimum rent, additional rent based on a percent of sales in excess of stipulated amounts ("percentage rent") and real estate taxes, insurance and common area maintenance costs. The Company also leases certain data processing and store systems equipment.

     The future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at January 29, 2000 are as follows (in thousands):

FISCAL YEAR
-----------
2000........................................................  $ 56,726
2001........................................................    55,134
2002........................................................    51,680
2003........................................................    49,254
2004........................................................    44,455
Thereafter..................................................   193,138
                                                              --------
          Total.............................................  $450,387
                                                              ========

     Total rental expense for operating leases for fiscal 1999, 1998 and 1997 were $63,281,000, $53,173,000 and $47,234,000, respectively, including percentage rent of $350,000, $545,000 and $632,000, respectively.

9. RELATED PARTY TRANSACTIONS

     The Company has entered into various related party transactions with Mr. Robert M. Goodfriend (the Company's Chairman of the Board and Chief Executive Officer and beneficial owner of approximately 41.6% of the Common Stock) as described below.

     Since 1987, the Company has, by agreement (the "Initial Agreement"), paid premiums on certain split-dollar life insurance policies covering the life of Mr. Goodfriend. During each of fiscal 1999, 1998 and 1997, the Company paid premiums of $54,000 in accordance with the Initial Agreement. The Company terminated the policies under this Initial Agreement in January 2000, and received the cash surrender value of these policies aggregating $2,144,000 in February 2000. The receivable for such proceeds is included in "Accounts receivable and other current assets" at January 29, 2000.

     During fiscal 1999, the Company entered into a new split-dollar life insurance agreement (the "New Agreement") and therein agreed to pay the premiums for certain second-to-die policies insuring the lives of Mr. and Mrs. Goodfriend. These policies are owned by a trust for the benefit of the Goodfriend's children (the "Trust"). The Company, however, has certain rights including the right to terminate these policies at any time prior to the occurrence of the following "restricting events" (i) a change of control (as defined in the New Agreement), (ii) the termination of Mr. Goodfriend's employment by the Company, or (iii) unless certain conditions are met, the death of Mr. Goodfriend. The Company will be reimbursed for all premiums paid by it upon the policies' termination (subject to deficiencies in the cash surrender value from the early termination of the policies prior to a restricting event). The New Agreement generally provides that one-half of the new coverage would terminate should Mr. Goodfriend decrease his Company ownership below 20%. The Trust has the right, but not the obligation, to purchase the policies from the Company at any time for a purchase price equal to the cumulative premiums paid by the Company on the policies; should the policies be purchased, all of the Company's future obligations would cease.

     The Company paid premiums aggregating $4,195,000 in fiscal 1999 on the policies covered by the New Agreement. The cash surrender value of all policies covered by the New Agreement at January 29, 2000 and the Initial Agreement at January 30, 1999 aggregated $3,823,000 and $2,092,000, respectively; such amounts are included in "Other assets."

                         GOODY'S FAMILY CLOTHING, INC.

     The Company paid rent and taxes amounting to $310,000, $374,000 and $442,000 for fiscal 1999, 1998 and 1997, respectively, for a store leased from another trust benefiting Mr. Goodfriend's children. Future commitments at January 29, 2000 under this related party lease are $2,636,000.

10. CONTINGENCIES

     In February 1999, a lawsuit was filed in the United States District Court for the Middle District of Georgia and was served on the Company and Robert M. Goodfriend, its Chairman and Chief Executive Officer, by 20 named plaintiffs, generally alleging that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures and by maintaining unequal terms and conditions of employment. The plaintiffs further allege that the Company maintained a racially hostile working environment. The plaintiffs' claims are being brought under Title VII of the Civil Rights Act of 1964, as amended, and under the Civil Rights Act of 1866. The plaintiffs are seeking to have this action certified as a class action. By way of damages, the plaintiffs are seeking, among other things, injunctive relief (including restructuring of the Company's selection and compensation procedures) as well as back pay, an award of attorneys' fees and costs, and other monetary relief. The Company disputes these claims and intends to defend this matter vigorously. It is too early to estimate the effect, if any, the above lawsuit may have on the Company's financial position or results of operations.

     In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. While the costs and other effects of pending proceedings could have a material adverse effect on the Company's business, financial condition and operating results, management currently believes that the ultimate outcome of all pending legal proceedings (other than the matter noted in the paragraph above), individually and in the aggregate, should not have a material adverse effect on the Company's financial position and results of operations.

11. SELECTED QUARTERLY DATA (UNAUDITED)

     Following is a summary of unaudited results of operations for the respective fiscal quarters (in thousands, except per share amounts):

                                      FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                      -------------   --------------   -------------   --------------
FISCAL 1999
  Sales.............................    $250,749         $271,462        $267,792         $390,927
  Gross profit......................      73,471           81,737          74,158           83,419
  Net earnings......................       7,425            9,873           1,569              858
  Earnings per common share:
     Basic..........................        0.22             0.30            0.05             0.03
     Diluted........................        0.22             0.29            0.05             0.03
FISCAL 1998
  Sales.............................    $218,588         $241,397        $242,731         $354,299
  Gross profit......................      67,349           71,307          64,353           84,286
  Net earnings......................       7,412            8,759           3,147            8,369
  Earnings per common share:
     Basic..........................        0.22             0.26            0.09             0.25
     Diluted........................        0.21             0.25            0.09             0.25

     As more fully discussed in Note 1, the above data for the first three quarters of fiscal 1999 and all quarters of fiscal 1998 have been restated to accrue for sales returns and adopt a change in accounting methodology related to leased departments in response to SAB No. 101.

     On March 2, 2000, the Company filed a Current Report on Form 8-K to disclose the retroactive effects of these changes on its statements of operations for each of the four quarters of fiscal 1998 and the first three quarters of fiscal 1999. The full text of this filing may be accessed through the Securities and Exchange Commission's web site at http://www.sec.gov.