Form 10-Q
period 2000-04-29
GOODYS FAMILY CLOTHING INC /TN
filed 2000-06-13
CIK 879123

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549
                                  ----------------------

                                         FORM 10-Q

(Mark One)
 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2000

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

  Common Stock, no par value, 32,558,980 shares outstanding as of June 7, 2000.

                              Goody's Family Clothing, Inc.
                                  Index to Form 10-Q
                                    April 29, 2000



Part I - Financial Information:

     Item 1 - Financial Statements

         Consolidated Statements of Operations......................   3

         Consolidated Balance Sheets................................   4

         Consolidated Statements of Cash Flows......................   5

         Notes to Consolidated Financial Statements................   6 - 7

         Independent Accountants' Review Report.....................   8

     Item 2 - Management's Discussion and Analysis of Financial Condition and
                Results of Operations...............................   9-12

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk.   13


Part II - Other Information..........................................   13

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

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

                                                                                   ----------------------------------------
                                                                                            Thirteen Weeks Ended
                                                                                   ----------------------------------------
                                                                                     April 29, 2000         May 1, 1999
                                                                                   -------------------   ------------------

Sales                                                                                      $278,283              $250,749
Cost of sales and occupancy expenses                                                        199,079               177,278
                                                                                           --------              --------
     Gross profit                                                                            79,204                73,471

Selling, general and administrative expenses                                                 72,941                62,154
                                                                                           --------              --------
     Earnings from operations                                                                 6,263                11,317

Interest expense                                                                                 56                    53
Investment income                                                                               642                   578
                                                                                           --------              --------
     Earnings before income taxes                                                             6,849                11,842

Provision for income taxes                                                                    2,568                 4,417
                                                                                           --------              --------
     Earnings before cumulative effect of accounting change                                   4,281                 7,425

Cumulative effect of accounting change, net of tax
   benefit of $124                                                                             (207)                    -
                                                                                           --------              --------
Net earnings                                                                                 $4,074                $7,425
                                                                                           ========              ========
Earnings per common share
     Basic
       Earnings before cumulative effect of accounting change                                 $0.13                 $0.22
       Cumulative effect of accounting change, net of tax                                     (0.01)                    -
                                                                                           --------              --------
       Basic net earnings per share                                                           $0.12                 $0.22
                                                                                           ========              ========
     Diluted
       Earnings before cumulative effect of accounting change                                 $0.13                 $0.22
       Cumulative effect of accounting change, net of tax                                     (0.01)                    -
                                                                                           --------              --------
       Diluted net earnings per share                                                         $0.12                 $0.22
                                                                                           ========              ========

Weighted average common shares outstanding
     Basic                                                                                   32,588                33,333
                                                                                           ========              ========
     Diluted                                                                                 32,804                33,918
                                                                                           ========              ========

     See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                                     April 29, 2000   January 29, 2000       May 1, 1999
                                                                     (unaudited)                              (unaudited)

ASSETS
Current Assets
   Cash and cash equivalents                                                $45,944           $97,299            $63,281
   Inventories                                                              232,665           182,894            196,601
   Accounts receivable and other current assets                              16,733            20,352             20,884
                                                                           --------          --------          ---------
        Total current assets                                                295,342           300,545            280,766
Property and equipment, net                                                 118,731           116,892            111,466
Other assets                                                                  5,884             5,856              3,339
                                                                           --------          --------          ---------
         Total assets                                                      $419,957          $423,293           $395,571
                                                                           ========          ========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                        $134,459          $143,685           $118,014
   Accrued expenses                                                          54,152            52,329             54,669
   Income taxes payable                                                       1,864                 -              4,494
   Current portion of long-term debt                                            318               318                289
                                                                           --------          --------          ---------
        Total current liabilities                                           190,793           196,332            177,466
Long-term debt                                                                    -                 -                318
Other long-term liabilities                                                   4,409             4,345              3,809
Deferred income taxes                                                        11,588            11,610             11,055
                                                                           --------          --------          ---------
        Total liabilities                                                   206,790           212,287            192,648
                                                                           --------          --------          ---------
Commitments and Contingencies

Shareholders' Equity
  Preferred  stock,  par value $1.00 per share;  Authorized - 2,000,000  shares;
    issued and outstanding - none
  Class B Common stock, no par value;
    Authorized - 50,000,000 shares; issued and outstanding - none
  Common stock, no par value;
    Authorized - 50,000,000 shares;
    Issued and outstanding - 32,491,980, 32,799,380
      and 33,333,480 shares, respectively                                    21,911            23,832             28,120
  Paid-in capital                                                             9,531             9,523              9,452
  Retained earnings                                                         181,725           177,651            165,351
                                                                           --------          --------          ---------
       Total shareholders' equity                                           213,167           211,006            202,923
                                                                           --------          --------          ---------
       Total liabilities and shareholders' equity                          $419,957          $423,293           $395,571
                                                                           ========          ========          =========



     See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                                    -----------------------------------------
                                                                                              Thirteen Weeks Ended
                                                                                    -----------------------------------------
                                                                                      April 29, 2000         May 1, 1999
                                                                                    -------------------   -------------------

Cash Flows from Operating Activities
Net earnings                                                                                 $4,074                $7,425
Adjustments to reconcile net earnings to net cash
  used in operating activities:
     Depreciation and amortization                                                            4,617                 3,782
     Net loss on asset disposals                                                                 49                    75
     Cumulative effect of accounting change                                                     207                     -
     Changes in assets and liabilities:
         Inventories                                                                        (49,771)              (30,914)
         Accounts payable                                                                    16,075                12,353
         Income taxes                                                                         1,116                 4,138
         Other assets & liabilities                                                           9,022                 2,161
                                                                                            --------              -------
             Cash used in operating activities                                              (14,611)                 (980)
                                                                                            --------              -------
Cash Flows from Investing Activities
Acquisitions of property and equipment                                                       (6,534)              (10,534)
Proceeds from sale of property and equipment                                                     29                     -
                                                                                            --------              -------
           Cash used in investing activities                                                 (6,505)              (10,534)
                                                                                            --------              -------
Cash Flows from Financing Activities
Exercise of stock options                                                                        91                    21
Shares repurchased and retired                                                               (2,004)                    -
Changes in cash management accounts                                                         (28,326)              (14,518)
                                                                                            --------              -------
           Cash used in financing activities                                                (30,239)              (14,497)
                                                                                            --------              -------
Net decrease in cash and cash equivalents                                                   (51,355)              (26,011)
Cash and cash equivalents, beginning of period                                               97,299                89,292
                                                                                            --------              -------
Cash and cash equivalents, end of period                                                    $45,944               $63,281
                                                                                            ========              =======
Supplemental Disclosures:
    Income tax payments                                                                        $544                  $130
    Interest payments                                                                            41                    38













     See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1)  Basis of presentation

     The accompanying condensed consolidated financial statements of Goody's Family Clothing, Inc. and subsidiaries (the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's 1999 Annual Report on Form 10-K for its fiscal year ended January 29, 2000.

     (2)......Changes  in accounting  methodology

     As more fully discussed in the Company's Current Report on Form 8-K filed on March 2, 2000, the Company changed its accounting methodology, effective January 30, 2000 (the first day of the first quarter of fiscal 2000), to recognize the sale and related gross profit from layaways upon delivery of the merchandise to the customer. This new accounting methodology for layaways reduced earnings (before the cumulative effect of the accounting change) by approximately $400,000 or $0.01 per diluted share for the thirteen weeks ended April 29, 2000. As also disclosed in this Current Report, the Company retroactively restated its balance sheet and statement of operations as of and for the thirteen weeks ended May 1, 1999 to accrue for sales returns and adopt a change in accounting methodology related to leased departments in response to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

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

(5) Recent  accounting  pronouncements

Accounting  for  derivative instruments and hedging  activities

     The American Institute of Certified Public Accountants has issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133") which, as amended, is effective for the Company in fiscal 2001. This standard requires that an entity recognize all derivatives as either assets or liabilities in its statement of financial position and measure those instruments at fair value. The Company has not yet completed its analysis of the effect of SFAS No. 133 on its financial statements.

(6) Contingencies

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

 INDEPENDENT  ACCOUNTANTS'  REVIEW REPORT

Board of Directors and  Shareholders
Goody's Family Clothing,  Inc.
Knoxville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of April 29, 2000 and May 1, 1999 and the related consolidated statements of operations and cash flows for the thirteen-weeks then ended. These financial statements are the responsibility of the Company's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Goody's Family Clothing, Inc. and subsidiaries as of January 29, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

  /s/
Deloitte & Touche LLP
Atlanta,  Georgia
May 16,  2000

 Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking  Statements

     This Quarterly Report contains certain forward-looking statements which are based upon current expectations, plans and estimates and involve material risks and uncertainties including, but not limited to: (i) weather conditions; (ii) the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand; (iii) customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company; (iv) the effectiveness of advertising and promotional events; (v) the impact of competitors' pricing and store expansion; (vi) the ability to enter into acceptable leases for new store locations; (vii) the timing, magnitude and costs of opening new stores; (viii) individual store performance, including new stores; (ix) employee relations; (x) the general economic conditions within the Company's markets; (xi) the Company's financing plans; (xii) trends affecting the Company's financial condition or results of operations; (xiii) the success of the new credit card program; (xiv) the impact of the stores' new presentation strategy; (xv) the ability to achieve improvements in efficiency in merchandise distribution through the second distribution center, without material start-up problems; and (xvi) the Company's ability to successfully execute its business plans and strategies. Any "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company's financial results may be found in the Company's public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Securities and Exchange Commission's web site, http://www.sec.gov.

Results of  Operations

     The following table sets forth unaudited results of operations as a percent of sales for the periods indicated:

                                                                              Thirteen Weeks Ended
                                                                        April 29, 2000      May 1, 1999

    Sales                                                                   100.0%            100.0%
    Cost of sales and occupancy expenses                                     71.5              70.7
                                                                            -----              -----
    Gross profit                                                             28.5              29.3
    Selling, general and administrative expenses                             26.3              24.8
                                                                            -----              -----
    Earnings from operations                                                  2.2               4.5
    Interest expense                                                           -                 -
    Investment income                                                         0.2               0.2
                                                                            -----              -----
    Earnings before income taxes                                              2.4               4.7
    Provision for income taxes                                                0.9               1.7
                                                                            -----              -----
    Net earnings                                                              1.5%              3.0%
                                                                            =====              =====


     Overview - During the first quarter of fiscal 2000, the Company opened eight new stores and closed two stores, bringing the total number of stores in operation at quarter end to 293, compared with 267 at the end of the first quarter of fiscal 1999. In the corresponding period of the previous fiscal year, ten new stores were opened, seven stores were relocated and two stores were remodeled. Net earnings for the first quarter of fiscal 2000 were $4,074,000, or 1.5% of sales, compared with $7,425,000, or 3.0% of sales, for the first quarter of fiscal 1999.

     Sales - Sales for the first quarter of fiscal 2000 were $278,283,000, an 11.0% increase over the $250,749,000 for the first quarter of fiscal 1999. This increase of $27,534,000 consisted of additional sales from new and transition stores partially offset by a 1.4% decrease in comparable store sales from the corresponding period of the previous fiscal year. The cool weather during April 2000 in most of the Company's markets adversely affected sales of the Company's spring season apparel offerings, particularly shorts.

     Gross profit - Gross profit for the first quarter of fiscal 2000 was $79,204,000, or 28.5% of sales, a $5,733,000 increase over the $73,471,000, or
29.3% of sales, in gross profit for the first quarter of the previous fiscal year. The 0.8% decrease in gross profit, as a percent of sales, resulted from
(i) a 0.5% increase in cost of sales primarily from increased promotional pricing introduced in an effort to overcome the sluggish sales noted above and
(ii) a 0.3% increase in occupancy costs which were not leveraged due to a shortfall in comparable store sales and higher occupancy costs for new and relocated stores.

     Selling, general and administrative expenses - Selling, general and administrative expenses for the first quarter of fiscal 2000 were $72,941,000, or 26.3% of sales, an increase of $10,787,000 from $62,154,000, or 24.8% of sales, for the first quarter of the previous fiscal year. Selling, general and administrative expenses increased by 1.5%, as a percent of sales, for the first quarter of fiscal 2000 compared with the first quarter of the previous fiscal year and is comprised of (i) a 0.7% increase in store salaries primarily due to the new internally operated shoe departments and (ii) a 0.9% increase in advertising and promotional expenses, which were partially offset by (iii) a net 0.1% decrease in all other selling, general and administrative expenses.

     Interest expense - Interest expense for the first quarter of fiscal 2000 increased by $3,000 compared with the first quarter of the previous fiscal year.

     Investment income - Investment income for the first quarter of fiscal 2000 increased by $64,000 compared with the first quarter of the previous fiscal year primarily as a result of an increase in invested funds during the period.

     Income taxes - The provision for income taxes for the first quarter of fiscal 2000 was $2,568,000, for an effective tax rate of 37.5% of earnings before income taxes, compared with $4,417,000, for an effective tax rate of 37.3% of earnings before income taxes, for the first quarter of the previous fiscal year. The increase in the effective tax rate over the first quarter of the previous fiscal year resulted from state tax law changes.

     Cumulative effect of accounting change - The Company changed its accounting methodology, effective January 30, 2000 (the first day of the first quarter of fiscal 2000), to recognize the sale and related gross profit from layaways upon delivery of the merchandise to the customer. The cumulative effect of this new accounting methodology for layaways was recorded in the first quarter of fiscal 2000 and reduced earnings by $207,000, net of a tax benefit of $124,000. In addition, this new accounting methodology for layaways reduced earnings (before cumulative effect of accounting change) by approximately $400,000 or $0.01 per diluted share for the thirteen weeks ended April 29, 2000.

Liquidity and Capital Resources

     Financial position - The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit agreement. At April 29, 2000, the Company's working capital was $104,549,000 compared with $103,300,000 at May 1, 1999. At the end of the first quarter of fiscal 2000 compared with the first quarter of the previous fiscal year, (i) cash and cash equivalents decreased by $17,337,000, (ii) net property and equipment increased by $7,265,000, (iii) inventories increased by $36,064,000 primarily due to new stores and the addition of internally operated shoe departments, and (iv) accounts payable increased by $16,445,000. Trade payables, as a percent of inventories, were 57.8% at April 29, 2000 compared with 60.0% at May 1, 1999.

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

At April 29, 2000, the Company had no cash borrowings and $62,003,000 outstanding for letters of credit compared with no cash borrowings and
$43,055,000 outstanding for letters of credit at May 1, 1999. Cash borrowings averaged $38,000 (with the highest balance of $2,000,000 in March 1999) in the first quarter of fiscal 1999 compared with no cash borrowings for the first quarter of fiscal 2000. Letters of credit outstanding averaged $60,000,000 during the first quarter of fiscal 2000 compared with $44,695,000 during the first quarter of fiscal 1999. The highest balance of letters of credit outstanding during the first quarter of fiscal 2000 and 1999 was $67,182,000 (in April 2000) and $49,454,000 (in February 1999), respectively.

     Cash flows - Operating activities used cash of $14,611,000 in the first quarter of fiscal 2000 compared with $980,000 in the first quarter of the previous fiscal year. Cash used in operating activities during the first quarter of fiscal 2000 for seasonal inventory increases and new stores was $49,771,000 compared with $30,914,000 for the first quarter of the previous fiscal year. Accounts payable provided cash of $16,075,000 in the first quarter of fiscal 2000 compared with $12,353,000 for the first quarter of the previous fiscal year. Other assets and liabilities provided cash of $9,353,000 compared with $2,161,000 for the first quarter of the previous fiscal year. Depreciation and amortization amounted to $4,617,000 in the first quarter of fiscal 2000 compared with $3,782,000 for the first quarter of the previous fiscal year.

     Cash flows from investing activities for the first quarter of fiscal 2000 reflected a net use of cash amounting to $6,505,000 compared with $10,534,000 for the first quarter of the previous fiscal year. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores and for general corporate purposes.

     Cash used by financing activities for the first quarter of fiscal 2000 was $30,239,000 compared with $14,497,000 for the first quarter of the previous fiscal year. The Company's cash management program used cash of $28,326,000 in the first quarter of fiscal 2000 compared with $14,518,000 for the first quarter of the previous fiscal year. The Company received $83,000 in cash and realized a tax benefit of $8,000 in the first quarter of fiscal 2000 compared with $18,000 in cash and a tax benefit of $3,000 for the first quarter of the previous fiscal year from the issuance of common stock on exercise of stock options. In addition, during the first quarter of fiscal 2000, the Company purchased 323,000 shares of its common stock for an aggregate of $2,004,000 under a stock repurchase plan authorized by the Company's Board of Directors in June 1999. (Since inception of the plan, the Company purchased 908,300 shares of its common stock for an aggregate of $6,511,000.)


     Outlook - The Company plans to open approximately 23 new stores and relocate or remodel approximately 17 stores during the last three quarters of fiscal 2000. Management estimates that capital expenditures of approximately $48,500,000 will be required for (i) opening new stores, (ii) upgrading existing stores, (iii) opening a new distribution center and upgrading the existing distribution center, (iv) upgrading computer systems and equipment and (v) for general corporate purposes during the remainder of fiscal 2000. The Company also plans to continue purchasing shares of its common stock, from time to time, in the open market or in privately negotiated transactions, depending on price, prevailing market conditions and other factors.

     The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with cash flows from operations, including credit terms from vendors, and the borrowings available under the credit agreement will be sufficient to meet the Company's operating and capital expenditure requirements. However, an adverse outcome of pending litigation (as described in "Note (6) Contingencies" in the Notes to Consolidated Financial Statements) could negatively affect working capital.

     Inventories at the end of the first quarter of fiscal 2000 were higher than the Company's business plan. In an effort to increase unit sales and reduce merchandise inventories to acceptable levels, the Company increased its promotional activities during the first quarter of fiscal 2000 and has continued such promotional activities into the second quarter of fiscal 2000. Consequently, financial results for the second quarter and the first half of fiscal 2000 are expected to be weaker than those reported for the second quarter and first half of fiscal 1999.

     Seasonality and inflation - The Company's business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning approximately the first week of August and continuing through the first week of September) and the Easter season (beginning approximately two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 33.2% of the Company's annual sales based on the Company's last three fiscal years ended January 29, 2000. In general, sales volume varies directly with customer traffic, which is heaviest during the third and fourth quarters of a fiscal year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full year.

     Inflation can affect the costs incurred by the Company in the purchase of its merchandise, the leasing of its stores and certain components of its selling, general and administrative expenses. During the last three fiscal years ended January 29, 2000, inflation has not materially affected the Company's business, although there can be no assurance that inflation will not have a material adverse effect on the Company in the future.

 Item 3 - Quantitative  and Qualitative  Disclosures  about Market Risk

     The Company has no material investments or risks in market risk sensitive instruments.

PART II - OTHER  INFORMATION

Item 1 -  Legal  Proceedings  - None

Item 2. -  Changes  in Securities and Use of Proceeds - None

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

                                        GOODY'S FAMILY CLOTHING, INC.
                                             (Registrant)

Date: June 13, 2000                     /s/ Robert M. Goodfriend
                                            Robert M.  Goodfriend
                                            Chairman of the Board and Chief
                                            Executive  Officer

Date: June 13, 2000                     /s/ Harry M. Call
                                            Harry M. Call
                                            Director, President and
                                            Chief Operating  Officer

Date: June 13, 2000                     /s/ Lana Cain Krauter
                                            Lana Cain Krauter
                                            President and
                                            Special Assistant to the Chairman

Date: June 13, 2000                     /s/ Edward R.  Carlin
                                            Edward R. Carlin
                                            Executive  Vice  President,
                                            Chief Financial  Officer and
                                            Secretary  (Principal  Financial
                                            Officer)

Date: June 13, 2000                     /s/ David G. Peek
                                            David G. Peek
                                            Vice  President,  Corporate
                                            Controller and Chief Accounting
                                            Officer  (Principal  Accounting
                                            Officer)