Form 10-Q
period 2000-07-29
GOODYS FAMILY CLOTHING INC /TN
filed 2000-08-31
CIK 879123

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                               ----------------------

                                     FORM 10-Q

(Mark One)
 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended           July 29, 2000
                               -----------------------

                                            OR

 [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________ Commission file number 0-19526 Goody's Family Clothing, Inc.
              (Exact name of registrant as specified in its charter)

         Tennessee                                     62-0793974
-----------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)
400 Goody's Lane,               Knoxville, Tennessee              37922
-----------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                 Common Stock, no par value, 32,528,330 shares outstanding as of August 31, 2000.

                          Goody's Family Clothing, Inc.
                               Index to Form 10-Q
                                  July 29, 2000



Part I - Financial Information:

     Item 1 - Financial Statements

         Consolidated Statements of Operations.........................   3

         Consolidated Balance Sheets...................................   4

         Consolidated Statements of Cash Flows.........................   5

         Notes to Consolidated Financial Statements...................   6 - 7

         Independent Accountants' Review Report.........................   8

     Item 2 - Management's Discussion and Analysis of Financial Condition and
                Results of Operations.................................   9 - 12

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk.  13


Part II - Other Information..............................................  14
          -----------------

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  (a)  Exhibits
     Item 6.  (b)  Reports on Form 8-K


Signatures...............................................................  15

PART 1 - FINANCIAL INFORMATION

------------------------------------------------------------------------------

Item 1  - Consolidated Financial Statements

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Operations - Unaudited
(In thousands, except per share amounts)

                                                     Thirteen                            Twenty-six
                                                  Weeks Ended                           Weeks Ended
                                          -------------------------------       -------------------
                                            July 29,           July 31,            July 29,         July 31,
                                             2000               1999                2000             1999
                                          -------------      ------------       -------------     -------

Sales                                     $    295,496       $    271,462       $   573,779       $    522,211
Cost of sales and occupancy expenses           230,153            189,725            429,232           367,003
                                          ------------       ------------            -------      ------------
Gross profit                                    65,343             81,737            144,547           155,208
Selling, general and administrative
   expenses                                     71,512             66,545            144,453           128,699
                                          ------------       ------------       ------------      ------------
(Loss) earnings from operations                 (6,169)            15,192                 94            26,509
Interest expense                                    51                 53                107               106
Investment income                                  617                699              1,259             1,277
                                          ------------       ------------       ------------      ------------
(Loss) earnings before income taxes             (5,603)            15,838              1,246            27,680
(Benefit) provision for income taxes            (2,101)             5,965                467            10,382
                                          -------------      ------------       ------------      ------------
(Loss) earnings before cumulative
   effect of accounting change                  (3,502)             9,873                779            17,298
Cumulative effect of accounting change,
    net of tax benefit of $124                       -                  -                207                 -
                                          ------------       ------------       ------------      ------------
Net (loss) earnings                       $     (3,502)      $      9,873       $        572      $     17,298
                                          =============      ============       ============      ============

(Loss) earnings per common share
   Basic
     (Loss) earnings before cumulative
       effect of accounting change        $     (0.11)       $       0.30       $       0.02      $       0.52
     Cumulative effect of accounting
       change                                        -                  -                  -                 -
                                          ------------       ------------       ------------      ------------
     Basic net (loss) earnings per share  $     (0.11)       $       0.30       $       0.02      $       0.52
                                          ============       ============       ============      ============

   Diluted
     (Loss) earnings before cumulative
       effect of accounting change        $     (0.11)       $       0.29       $       0.02      $       0.51
     Cumulative effect of accounting
       change                                        -                  -                  -                 -
                                          ------------       ------------       ------------      ------------
     Diluted net (loss) earnings per share$     (0.11)       $       0.29       $       0.02      $       0.51
                                          ============       ============       ============      ============

Weighted average common
   shares outstanding
     Basic                                      32,525             33,318             32,557            33,325
                                          ============       ============       ============      ============
     Diluted                                    32,525             33,900             32,740            33,909
                                          ============       ============       ============      ============





     See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

                                                                     July 29, 2000    January 29, 2000     July 31, 1999
                                                                   ----------------  -------------------  --------------
                                                                     (unaudited)                           (unaudited)

ASSETS
Current Assets
   Cash and cash equivalents                                         $       57,633     $      97,299     $       70,858
   Inventories                                                              224,973           182,894            209,666
   Accounts receivable and other current assets                              16,262            20,352             15,068
                                                                     --------------     -------------     --------------
        Total current assets                                                298,868           300,545            295,592
Property and equipment, net                                                 124,384           116,892            113,343
Other assets                                                                  9,763             5,856              3,647
                                                                     --------------     -------------     --------------
         Total assets                                                $      433,015     $     423,293     $      412,582
                                                                     ==============     =============     ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                  $      155,271     $     143,685     $      133,885
   Accrued expenses                                                          51,578            52,329             49,506
   Income taxes payable                                                           -                 -              1,764
   Current portion of long-term debt                                            318               318                289
                                                                     --------------     -------------     --------------
        Total current liabilities                                           207,167           196,332            185,444
Long-term debt                                                                    -                 -                318
Other long-term liabilities                                                   4,704             4,345              3,790
Deferred income taxes                                                        11,536            11,610             11,223
                                                                     --------------     -------------     --------------
        Total liabilities                                                   223,407           212,287            200,775
                                                                     --------------     -------------     --------------

Commitments and Contingencies

Shareholders' Equity
  Preferred  stock,  par value $1.00 per share;  Authorized - 2,000,000  shares;
    issued and outstanding - none
  Class B Common stock, no par value;
    Authorized - 50,000,000 shares; issued and outstanding - none
  Common stock, no par value;
    Authorized - 50,000,000 shares;
    Issued and outstanding - 32,488,330, 32,799,380
      and 33,245,480 shares, respectively                                    21,817            23,832             27,104
  Paid-in capital                                                             9,568             9,523              9,479
  Retained earnings                                                         178,223           177,651            175,224
                                                                     --------------     -------------     --------------
       Total shareholders' equity                                           209,608           211,006            211,807
                                                                     --------------     -------------     --------------
       Total liabilities and shareholders' equity                    $      433,015     $     423,293     $      412,582
                                                                     ==============     =============     ==============




     See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

                                                                                    -----------------------------------------
                                                                                             Twenty-six Weeks Ended
                                                                                    -----------------------------------------
                                                                                      July 29, 2000         July 31, 1999
                                                                                   -------------------   -------------------

Cash Flows from Operating Activities
Net earnings                                                                        $           572         $      17,298
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                                                            9,486                 7,819
     Net loss on asset disposals                                                                326                   289
     Cumulative effect of accounting change                                                     207                     -
     Changes in assets and liabilities:
         Inventories                                                                       (42,079)               (43,979)
         Accounts payable                                                                    30,071                26,794
         Income taxes                                                                       (1,738)                 2,398
         Other assets & liabilities                                                           3,452                 5,428
                                                                                    ---------------         -------------
             Cash provided by operating activities                                              297                16,047
                                                                                    ---------------         -------------

Cash Flows from Investing Activities
Acquisitions of property and equipment                                                      (17,336)             (16,690)
Proceeds from sale of property and equipment                                                     32                    28
                                                                                    ---------------         -------------
           Cash used in investing activities                                                (17,304)             (16,662)
                                                                                    ---------------         ------------

Cash Flows from Financing Activities
Exercise of stock options                                                                       547                   103
Shares repurchased and retired                                                               (2,517)               (1,071)
Changes in cash management accounts                                                         (20,689)              (16,851)
                                                                                    ----------------        --------------
           Cash used in financing activities                                                (22,659)              (17,819)
                                                                                    ----------------        --------------

Net decrease in cash and cash equivalents                                                   (39,666)              (18,434)
Cash and cash equivalents, beginning of period                                               97,299                89,292
                                                                                    ---------------         -------------
Cash and cash equivalents, end of period                                            $        57,633         $      70,858
                                                                                    ===============         =============

Supplemental Disclosures:
    Income tax payments                                                             $         3,613         $       7,866
    Interest payments                                                                            77                    75











     See accompanying Notes to Consolidated Financial Statements and Independent Accountants' Review Report.

Goody's Family Clothing, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

(1)  Basis of presentation

The accompanying condensed consolidated financial statements of Goody's Family Clothing, Inc. and subsidiaries (the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended January 29, 2000.

(2)......Changes in accounting methodology

As more fully discussed in the Company's Current Report on Form 8-K filed on March 2, 2000, the Company changed its accounting methodology, effective January 30, 2000 (the first day of the first quarter of fiscal 2000), to recognize the sale and related gross profit from layaways upon delivery of the merchandise to the customer. This new accounting methodology for layaways reduced earnings (before the cumulative effect of the accounting change) by approximately $500,000, or $0.02 per diluted share, for the twenty-six weeks ended July 29, 2000; the effect for the thirteen weeks ended July 29, 2000 was not significant.

     As also disclosed in that Current Report, the Company retroactively restated its balance sheet and statement of operations as of and for the thirteen and twenty-six weeks ended July 31, 1999 to accrue for sales returns and adopt a change in accounting methodology related to leased departments in response to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

(3)  Credit arrangements

The Company has a credit agreement for an unsecured revolving line of credit which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to an aggregate of $130,000,000 and which expires on May 31, 2001. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin, (ii) letter of credit fees based on the number of days a letter of credit is outstanding times an applicable fee and (iii) an annual commitment fee payable quarterly in advance. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying condensed consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of July 29, 2000 and July 31, 1999 and the related consolidated statements of operations and cash flows for the thirteen and twenty-six week periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/Deloitte & Touche LLP
Atlanta, Georgia
August 15, 2000

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

Results of Operations

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

                                                             Thirteen                    Twenty-six
                                                           Weeks Ended                 Weeks Ended
                                                   --------------------------    -----------------
                                                       July 29,    July 31,          July 29,   July 31,
                                                      2000           1999           2000          1999
                                                   ------------  ------------    -----------   -------

    Sales                                            100.0%          100.0%        100.0%        100.0%
    Cost of  sales and occupancy expenses             77.9            69.9          74.8          70.3
                                                     -----           -----         -----         -----
    Gross profit                                      22.1            30.1          25.2          29.7
    Selling, general and administrative expenses      24.2            24.5          25.2          24.6
                                                     -----           -----         -----         -----
    (Loss) earnings from operations                   (2.1)            5.6           -             5.1
    Interest expense                                     -             -             -             -
    Investment income                                  0.2             0.2           0.2           0.2
                                                     -----           -----         -----         -----
    (Loss) earnings before income taxes               (1.9)            5.8           0.2           5.3
    (Benefit) provision for income taxes              (0.7)            2.2           0.1           2.0
                                                     ------          -----         -----         -----
    Net (loss) earnings                               (1.2)%           3.6%          0.1%          3.3%
                                                     ======          =====         =====         =====


Thirteen Weeks Ended July 29, 2000 Compared with Thirteen Weeks Ended July 31, 1999

Overview During the second quarter of fiscal 2000, the Company opened four new stores and relocated one store, bringing the total number of stores in operation at July 29, 2000 to 297, compared with 269 at July 31, 1999. During the corresponding period of the previous fiscal year, the Company opened two new stores, relocated five stores and remodeled two stores. Net loss for the second quarter of fiscal 2000 was $3,502,000, or 1.2% of sales, compared with net earnings of $9,873,000, or 3.6% of sales, for the second quarter of fiscal 1999.

Sales Sales for the second quarter of fiscal 2000 were $295,496,000, an 8.9% increase over the $271,462,000 in sales for the second quarter of fiscal 1999. This increase of $24,034,000 consisted primarily of additional sales from new and transition stores which was offset by a 1.8% decrease in comparable store sales. Sales for the second quarter of fiscal 2000 were particularly weak in the men's and junior's divisions as well as all basic denim departments. Average price per unit of merchandise sold during the second quarter of fiscal 2000 was lower than the second quarter of fiscal 1999 as a result of significant promotional activity which further contributed to a decline in the comparable store sales during the second quarter of fiscal 2000.

Gross profit Gross profit for the second quarter of fiscal 2000 was $65,343,000, or 22.1% of sales, a $16,394,000 decrease from the $81,737,000 in gross profit, or 30.1% of sales, generated for the second quarter of the previous fiscal year. The 8.0% decrease in gross profit, as a percent of sales, in the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999 resulted from an increase in cost of sales of 7.7% and an increase in occupancy costs of 0.3%. During the second quarter of fiscal 2000, gross margins were negatively impacted as the Company reacted to declining comparable store sales by increasing promotional activities. The increased promotional activity was necessary to liquidate excess merchandise to reach acceptable inventory levels. The increase in occupancy costs primarily resulted from higher rents associated with new and relocated stores and a decrease in comparable store sales as discussed above.

Selling, general and administrative expenses Selling, general and administrative expenses for the second quarter of fiscal 2000 were $71,512,000, or 24.2% of sales, an increase of $4,967,000 from $66,545,000, or 24.5% of sales, for the second quarter of fiscal 1999. The 0.3% decrease in selling, general and administrative expenses, as a percent of sales, for the second quarter of fiscal 2000 compared with the second quarter of fiscal 1999 resulted from (i) a 0.2% decrease in stores' utilities expenses, (ii) a 0.1% decrease in professional fees, (iii) a 0.2% decrease in store supplies and repairs and maintenance expenses, and (iv) a net 0.2% decrease in all other selling, general and administrative expenses which were partially offset by a (a) 0.2% increase in store salaries and (b) 0.2% increase in depreciation and amortization expense.

Interest expense Interest expense for the second quarter of fiscal 2000 decreased by $2,000 compared with the second quarter of the previous fiscal year.

Investment income Investment income for the second quarter of fiscal 2000 decreased by $82,000 compared with the second quarter of the previous fiscal year primarily as a result of a decrease in invested funds during the period.

Income taxes The benefit for income taxes for the second quarter of fiscal 2000 was $2,101,000, for an effective tax rate of 37.5% of loss before income taxes, compared with a provision for income taxes of $5,965,000, for an effective tax rate of 37.7% of earnings before income taxes, for the second quarter of the previous fiscal year.

Twenty-Six Weeks Ended July 29, 2000 Compared with Twenty-Six Weeks Ended July 31, 1999

Overview During the twenty-six weeks ended July 29, 2000, the Company opened 12 new stores, relocated one store and closed two stores, bringing the total number of stores in operation at July 29, 2000 to 297, compared with 269 at July 31, 1999. During the corresponding period of the previous fiscal year, the Company opened 12 new stores, relocated 12 stores and remodeled four stores. Net earnings for the twenty-six weeks ended July 29, 2000 were $572,000, or 0.1% as a percent of sales, compared with $17,298,000, or 3.3% as a percent of sales, for the twenty-six weeks ended July 31, 1999.

Sales Sales for the twenty-six weeks ended July 29, 2000 were $573,779,000, a 9.9% increase over the $522,211,000 in sales for the corresponding period of the previous fiscal year. This increase of $51,568,000 consisted of additional sales from new and transition stores which was offset by a 1.6% decrease in comparable store sales. The sluggish sales during the first quarter of fiscal 2000 caused inventory levels to rise above the Company's business plan. The Company responded with intense promotional activities during the second quarter of fiscal 2000 that lowered the average price per unit of merchandise sold and ultimately overall sales.

Gross profit Gross profit for the twenty-six weeks ended July 29, 2000 was $144,547,000, or 25.2% of sales, a $10,661,000 decrease from the $155,208,000 in gross profit, or 29.7% of sales, generated for the corresponding period of the previous fiscal year. The 4.5% decrease in gross profit, as a percent of sales, for the twenty-six weeks ended July 29, 2000 compared with the twenty-six weeks ended July 31, 1999 resulted from an increase in cost of sales of 4.2% and an increase in occupancy costs of 0.3%. The increase in cost of sales primarily resulted from promotional activities, including additional markdowns on clearance of spring and summer merchandise. The increase in occupancy costs primarily resulted from higher rents associated with new and relocated stores and a decrease in comparable store sales as discussed above.

Selling, general and administrative expenses Selling, general and administrative expenses for the twenty-six weeks ended July 29, 2000 were $144,453,000, or 25.2% of sales, an increase of $15,754,000 from $128,699,000, or 24.6% of sales, for the corresponding period of the previous fiscal year. The 0.6% increase in selling, general and administrative expenses, as a percent of sales, for the twenty-six weeks ended July 29, 2000 compared with the twenty-six weeks ended July 31, 1999 resulted from (i) a 0.4% increase in advertising and promotional expenses and (ii) a 0.5% increase in store salaries which were offset by (a) a 0.2% decrease in stores' utilities expenses and (b) a net 0.1% decrease in all other selling, general and administrative expenses.

Interest expense Interest expense for the twenty-six weeks ended July 29, 2000 increased by $1,000 compared with the corresponding period of the previous fiscal year.

Investment income Investment income for the twenty-six weeks ended July 29, 2000 decreased by $18,000 compared with the corresponding period of the previous fiscal year primarily as a result of a decrease in invested funds during the period.

Income taxes The provision for income taxes for the twenty-six weeks ended July 29, 2000 was $467,000, for an effective tax rate of 37.5% of earnings before income taxes, compared with $10,382,000, for an effective tax rate of 37.5% of earnings before income taxes, for the corresponding period of the previous fiscal year.

Cumulative effect of accounting change - The Company changed its accounting methodology, effective January 30, 2000 (the first day of the first quarter of fiscal 2000), to recognize the sale and related gross profit from layaways upon delivery of the merchandise to the customer. The cumulative effect of this new accounting methodology for layaways was recorded in the first quarter of fiscal 2000 and reduced earnings by $207,000, net of a tax benefit of $124,000. In addition, this new accounting methodology for layaways reduced earnings (before cumulative effect of accounting change) by approximately $500,000, or $0.02 per diluted share, for the twenty-six weeks ended July 29, 2000; the effect on the thirteen weeks ended July 29, 2000 was not significant.

Liquidity and Capital Resources

Financial position The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit agreement. At July 29, 2000, the Company's working capital was $91,701,000 compared with $110,148,000 at July 31, 1999. At July 29, 2000 compared with July 31, 1999, (i) cash and cash equivalents decreased by $13,225,000, (ii) net property and equipment increased by $11,041,000, (iii) inventories increased by $15,307,000 and (iv) accounts payable increased by $21,386,000. The net increase in inventories was primarily due to the addition of internally operated shoe departments as well as for new stores which were offset by lower inventories on a store by store basis for existing stores. Trade payables as a percent of inventories increased to 69.0% at July 29, 2000 as compared with 63.9% at July 31, 1999.

The Company has a credit agreement for an unsecured revolving line of credit which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to an aggregate of $130,000,000 and which expires on May 31, 2001. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin, (ii) letter of credit fees based on the number of days a letter of credit is outstanding times an applicable fee and (iii) an annual commitment fee payable quarterly in advance. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures.

At July 29, 2000, the Company had no cash borrowings and $68,295,000 was outstanding for letters of credit compared with no cash borrowings and $54,187,000 outstanding for letters of credit at July 31, 1999. During the twenty-six weeks ended July 29, 2000, the Company had no cash borrowings compared with average cash borrowings of $19,000 (with the highest balance of $2,000,000 in March 1999) during the twenty-six weeks ended July 31, 1999. Letters of credit outstanding averaged $65,897,000 during the twenty-six weeks ended July 29, 2000 compared with $47,128,000 during the twenty-six weeks ended July 31, 1999. The highest balance of letters of credit outstanding during the twenty-six weeks ended July 29, 2000 was $79,789,000 (in June 2000) compared with $58,464,000 (in July 1999) during the twenty-six weeks ended July 31, 1999.

Cash Flows Operating activities provided cash of $297,000 in the twenty-six weeks ended July 29, 2000 compared with $16,047,000 in the corresponding period of the previous fiscal year. Cash used for increases in inventory during the twenty-six weeks ended July 29, 2000 and July 31, 1999 was $42,079,000 and $43,979,000, respectively. Accounts payable provided cash of $30,071,000 and $26,794,000 in the twenty-six weeks ended July 29, 2000 and July 31, 1999, respectively. Other assets and liabilities provided cash of $3,452,000 in the twenty-six weeks ended July 29, 2000 compared with $5,428,000 in the corresponding period of the previous fiscal year. Depreciation and amortization expenses were $9,486,000 and $7,819,000 for the twenty-six weeks ended July 29, 2000 and July 31, 1999, respectively.

Cash flows from investing activities reflected a $17,304,000 and $16,662,000 net use of cash for the twenty-six weeks ended July 29, 2000 and July 31, 1999, respectively. Cash was used primarily to fund capital expenditures for (i) new, relocated and remodeled stores, (ii) the construction of a new distribution center, and (iii) for general corporate purposes.

Cash used by financing activities for the twenty-six weeks ended July 29, 2000 was $22,659,000 compared with $17,819,000 for the corresponding period of the previous fiscal year. The Company's cash management program used cash of $20,689,000 in the twenty-six weeks ended July 29, 2000 compared with $16,851,000 for the corresponding period of the previous fiscal year. During the twenty-six weeks ended July 29, 2000, the Company received $502,000 in cash and realized a tax benefit of $45,000, compared with $73,000 in cash and a tax benefit of $30,000 during the corresponding period of the previous year from the issuance of common stock upon the exercise of stock options. In addition, the Company purchased 423,000 shares of its common stock for an aggregate of $2,517,000 during the twenty-six weeks ended July 29, 2000 under a stock repurchase plan authorized by the Company's Board of Directors in June 1999. Since the inception of the plan, the Company has purchased 1,008,300 shares of its common stock for an aggregate of $7,024,000.

Outlook The Company plans to open approximately 18 new stores and relocate or remodel approximately 14 stores during the last two quarters of fiscal 2000. Management estimates that capital expenditures of approximately $37,700,000 will be required for (i) opening new stores, (ii) upgrading existing stores, (iii) construction of a new distribution center, (iv) upgrading the existing distribution center, computer systems and equipment, and (v) for general corporate purposes during the remainder of fiscal 2000. The Company also plans to continue purchasing shares of its common stock, from time to time, in the open market or in privately negotiated transactions, depending on price, prevailing market conditions and other factors.

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

The Company is reevaluating its business plan for the second half of fiscal 2000, and is now planning comparable store sales to be flat for that period. As a result, the Company no longer believes that, as had been previously stated, earnings per share for fiscal 2000 will reach the $0.81 per share recorded in fiscal 1998. Comparable store sales for August 2000 decreased 1.9% from August 1999. During August 2000, the Company continued clearing summer inventory by selling that merchandise at a lower average price per unit compared with August of last year.

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

The Company held its Annual Meeting of Shareholders (the "Meeting") on June 21, 2000 at which the election of directors was submitted to a vote of shareholders.

At the Meeting, the following persons were elected as directors of the Company for three year terms expiring at the 2003 Annual Meeting of Shareholders:

Harry M. Call - 31,331,195 shares of common stock were voted in favor of his election; 218,318 shares of common stock were withheld and 1,121,867 shares of common stock were not voted. There were no abstentions or broker non-votes. Effective July 28, 2000, Mr. Call resigned from the Board.

Samuel J. Furrow - 31,330,650 shares of common stock were voted in favor of his election; 218,863 shares of common stock were withheld; and 1,121,867 shares of common stock were not voted. There were no abstentions or broker non-votes.

The other directors of the Company include Robert M. Goodfriend and Robert F. Koppel, whose terms expire at the 2001 Annual Meeting of Shareholders, and Irwin
L. Lowenstein and Cheryl L. Turnbull, whose terms expire at the 2002 Annual Meeting of Shareholders.

Item 5.  -  Other Information  - None

Item 6.  -  Exhibits and Reports on Form 8-K
--------------------------------------------
        a)   Exhibits -

10.77    Separation agreement and general release between the Registrant and
           Keith J. Reichelderfer.*
10.78    Separation agreement and general release between the Registrant and
           Thomas R. Kelly, Jr.*
10.79    Goody's Family Clothing, Inc. Amended and Restated 1991 Stock Incentive
           Plan.*
10.80    Goody's Family Clothing, Inc. Amended and Restated 1993 Stock Option
           Plan.*
10.81    Goody's Family Clothing, Inc. Amended and Restated 1997 Stock Option
           Plan.*
10.82    Goody's Family Clothing, Inc. Amended and Restated Discounted Stock
           Option Plan for Directors.*
10.83    Employment agreement between the Registrant and John A. Payne dated
           July 18, 2000.*
10.84    Separation agreement and general release between the Registrant and
           Harry M. Call.*
15       Accountants' Awareness Letter
27       Financial Data Schedule
        * - The indicated exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.
        b)   Reports on Form 8-K  -  None

                          GOODY'S FAMILY CLOTHING, INC.



                                   SIGNATURES



                    Pursuant to the requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   GOODY'S FAMILY CLOTHING, INC.
                                                                   (Registrant)


             Date:    August 31, 2000               /s/ Robert M. Goodfriend
                    --------------------    ---------------------------------
                                                       Robert M. Goodfriend
                                                       Chairman of the Board and
                                                       Chief Executive Officer


             Date:    August 31, 2000               /s/ Lana Cain Krauter
                    --------------------    -----------------------------
                                                       Lana Cain Krauter
                                                       President, Special
                                                       Assistant to the Chairman



             Date:    August 31, 2000               /s/ Edward R. Carlin
                    --------------------    ----------------------------
                                                       Edward R. Carlin
                                                       Executive Vice President,
                                                       Chief Financial Officer
                                                       and Secretary
                                                       (Principal Financial
                                                       Officer)



             Date:    August 31, 2000               /s/ David G. Peek
                    --------------------    -------------------------
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