Form 10-Q
period 2000-10-28
GOODYS FAMILY CLOTHING INC /TN
filed 2000-11-21
CIK 879123

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                October 28, 2000
                               -------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number        0-19526
                       ---------------------------------------------------------
                  Goody's Family Clothing, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Tennessee                                     62-0793974
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

400 Goody's Lane,               Knoxville, Tennessee              37922
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (865) 966-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

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

         Common Stock, no par value, 32,528,330 shares outstanding as of
                               November 14, 2000.

                          GOODY'S FAMILY CLOTHING, INC.
                               INDEX TO FORM 10-Q
                                OCTOBER 28, 2000


Part I - Financial Information:

     Item 1 - Financial Statements

         Consolidated Statements of Operations............................................         3

         Consolidated Balance Sheets......................................................         4

         Consolidated Statements of Cash Flows............................................         5

         Notes to Consolidated Financial Statements.......................................     6 - 7

         Independent Accountants' Review Report...........................................         8

     Item 2 - Management's Discussion and Analysis of Financial Condition and
                Results of Operations.....................................................    9 - 12

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk..................        12


Part II - Other Information...............................................................        13

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities and Use of Proceeds
     Item 3.  Defaults upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  (a)  Exhibits
     Item 6.  (b)  Reports on Form 8-K

Signatures................................................................................        14

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THIRTEEN                               THIRTY-NINE
                                                 WEEKS ENDED                             WEEKS ENDED
                                           -------------------------             -------------------------
                                           OCTOBER 28,   October 30,             OCTOBER 28,   October 30,
                                               2000           1999                  2000           1999
                                           -----------   -----------             -----------   -----------
Sales                                        $276,550      $267,792               $850,329      $790,003
Cost of sales and occupancy expenses          193,975       193,634                623,207       560,637
                                             --------      --------               --------      --------
Gross profit                                   82,575        74,158                227,122       229,366
Selling, general and administrative
   expenses                                    80,404        72,283                224,857       200,982
                                             --------      --------               --------      --------
Earnings from operations                        2,171         1,875                  2,265        28,384
Interest expense                                   59            51                    166           157
Investment income                                 504           686                  1,763         1,963
                                             --------      --------               --------      --------
Earnings before income taxes                    2,616         2,510                  3,862        30,190
Provision for income taxes                        981           941                  1,448        11,323
                                             --------      --------               --------      --------
Earnings before cumulative
   effect of accounting change                  1,635         1,569                  2,414        18,867
Cumulative effect of accounting change,
    net of tax benefit of $124                     --            --                    207            --
                                             --------      --------               --------      --------
Net earnings                                 $  1,635      $  1,569               $  2,207      $ 18,867
                                             ========      ========               ========      ========

Earnings per common share
   Basic
     Earnings before cumulative
       effect of accounting change           $   0.05      $   0.05               $   0.07      $   0.57
     Cumulative effect of accounting
       change                                      --            --                     --            --
                                             --------      --------               --------      --------
     Basic net earnings per share            $   0.05      $   0.05               $   0.07      $   0.57
                                             ========      ========               ========      ========

   Diluted
     Earnings before cumulative
       effect of accounting change           $   0.05      $   0.05               $   0.07      $   0.56
     Cumulative effect of accounting
       change                                      --            --                     --            --
                                             --------      --------               --------      --------
     Diluted net earnings per share          $   0.05      $   0.05               $   0.07      $   0.56
                                             ========      ========               ========      ========

Weighted average common
   shares outstanding
     Basic                                     32,520        33,168                 32,544        33,273
                                             ========      ========               ========      ========
     Diluted                                   32,541        33,611                 32,674        33,809
                                             ========      ========               ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                      OCTOBER 28,   January 29,   October 30,
                                                                          2000          2000          1999
                                                                      -----------   -----------   -----------
                                                                      (UNAUDITED)                 (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                           $ 24,292      $ 97,299      $ 28,269
   Inventories                                                          286,124       182,894       274,849
   Accounts receivable and other current assets                          16,901        20,352        20,322
                                                                       --------      --------      --------
        Total current assets                                            327,317       300,545       323,440
Property and equipment, net                                             130,784       116,892       116,571
Other assets                                                             10,499         5,856         7,191
                                                                       --------      --------      --------
         Total assets                                                  $468,600      $423,293      $447,202
                                                                       ========      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                    $180,011      $143,685      $164,995
   Accrued expenses                                                      60,331        52,329        54,359
   Income taxes payable                                                      --            --           498
   Current portion of long-term debt                                        318           318           289
                                                                       --------      --------      --------
        Total current liabilities                                       240,660       196,332       220,141
Long-term debt                                                               --            --           318
Other long-term liabilities                                               4,648         4,345         3,695
Deferred income taxes                                                    11,873        11,610        11,107
                                                                       --------      --------      --------
        Total liabilities                                               257,181       212,287       235,261
                                                                       --------      --------      --------

Commitments and Contingencies

Shareholders' Equity
  Preferred stock, par value $1.00 per share;
    Authorized - 2,000,000 shares; issued and outstanding - none
  Class B Common stock, no par value;
    Authorized - 50,000,000 shares; issued and outstanding - none
  Common stock, no par value;
    Authorized - 50,000,000 shares;
    Issued and outstanding - 32,528,330, 32,799,380
      and 33,086,380 shares, respectively                                21,987        23,832        25,667
  Paid-in capital                                                         9,574         9,523         9,481
  Retained earnings                                                     179,858       177,651       176,793
                                                                       --------      --------      --------
       Total shareholders' equity                                       211,419       211,006       211,941
                                                                       --------      --------      --------
       Total liabilities and shareholders' equity                      $468,600      $423,293      $447,202
                                                                       ========      ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                            THIRTY-NINE WEEKS ENDED
                                                         -----------------------------
                                                         OCTOBER 28,       October 30,
                                                             2000             1999
                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                             $   2,207         $  18,867
Adjustments to reconcile net earnings to net cash
  used by operating activities:
     Depreciation and amortization                          14,324            12,099
     Net loss on asset disposals                               475             1,137
     Cumulative effect of accounting change                    207                --
     Changes in assets and liabilities:
         Inventories                                      (103,230)         (109,162)
         Accounts payable                                   43,053            59,718
         Income taxes                                         (264)             (410)
         Other assets & liabilities                          9,765             3,130
                                                         ---------         ---------
             Cash used in operating activities             (33,463)          (14,621)
                                                         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment                     (28,722)          (25,334)
Proceeds from sale of property and equipment                    31               316
                                                         ---------         ---------
           Cash used in investing activities               (28,691)          (25,018)
                                                         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options                                      723               111
Shares repurchased and retired                              (2,517)           (2,513)
Changes in cash management accounts                         (9,059)          (18,982)
                                                         ---------         ---------
           Cash used in financing activities               (10,853)          (21,384)
                                                         ---------         ---------

Net decrease in cash and cash equivalents                  (73,007)          (61,023)
Cash and cash equivalents, beginning of period              97,299            89,292
                                                         ---------         ---------
Cash and cash equivalents, end of period                 $  24,292         $  28,269
                                                         =========         =========

Supplemental Disclosures:
    Income tax payments                                  $   3,787         $  14,422
    Interest payments                                          136               111

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

(2)      CHANGES IN ACCOUNTING METHODOLOGY

As more fully discussed in the Company's Current Report on Form 8-K filed on March 2, 2000, the Company changed its accounting methodology, effective January 30, 2000 (the first day of the first quarter of fiscal 2000), to recognize the sale and related gross profit from layaways upon delivery of the merchandise to the customer. This new accounting methodology for layaways reduced earnings (before the cumulative effect of the accounting change) by approximately $600,000, or $0.02 per diluted share, for the thirty-nine weeks ended October 28, 2000; the effect for the thirteen weeks ended October 28, 2000 was not significant.

As also disclosed in that Current Report, the Company retroactively restated its balance sheet and statement of operations as of and for the thirteen and thirty-nine weeks ended October 30, 1999 to accrue for sales returns and adopt a change in accounting methodology related to leased departments in response to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

(3)      CREDIT ARRANGEMENTS

During September 2000, the Company amended its credit agreement for an unsecured revolving line of credit which, as amended, provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to an aggregate of $115,000,000 and which expires on June 30, 2001. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin, (ii) letter of credit fees based on the number of days a letter of credit is outstanding times an applicable fee and (iii) an annual commitment fee payable quarterly in advance. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert
M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying condensed consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of October 28, 2000 and October 30, 1999 and the related consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/Deloitte & Touche LLP
Atlanta, Georgia
November 13, 2000

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, plans and estimates and involve material risks and uncertainties including, but not limited to: (i) weather conditions; (ii) the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand; (iii) customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company; (iv) the effectiveness of advertising and promotional events; (v) the impact of competitors' pricing and store expansion; (vi) the ability to enter into acceptable leases for new store locations; (vii) the timing, magnitude and costs of opening new stores; (viii) individual store performance, including new stores; (ix) employee relations; (x) the general economic conditions within the Company's markets; (xi) the Company's financing plans; (xii) trends affecting the Company's financial condition or results of operations; (xiii) the Company's ability to achieve improvements in efficiency in merchandise distribution through the second distribution center, without material start-up problems; and (xiv) the Company's ability to successfully execute its business plans and strategies. Any "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company's financial results may be found in the Company's public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Securities and Exchange Commission's web site, http://www.sec.gov.

RESULTS OF OPERATIONS

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

                                                                Thirteen                        Thirty-nine
                                                               Weeks Ended                      Weeks Ended
                                                       --------------------------      ---------------------------
                                                       October 28,    October 30,      October 28,     October 30,
                                                           2000           1999             2000            1999
                                                       -----------    -----------      -----------     -----------
    Sales                                                 100.0%          100.0%          100.0%          100.0%
    Cost of  sales and occupancy expenses                  70.1            72.3            73.3            71.0
                                                          -----           -----           -----           -----
    Gross profit                                           29.9            27.7            26.7            29.0
    Selling, general and administrative expenses           29.1            27.0            26.4            25.4
                                                          -----           -----           -----           -----
    Earnings from operations                                0.8             0.7             0.3             3.6
    Interest expense                                         --              --              --              --
    Investment income                                       0.2             0.3             0.2             0.2
                                                          -----           -----           -----           -----
    Earnings before income taxes                            1.0             1.0             0.5             3.8
    Provision for income taxes                              0.4             0.4             0.2             1.4
                                                          -----           -----           -----           -----
    Net earnings                                            0.6%            0.6%            0.3%            2.4%
                                                          =====           =====           =====           =====

THIRTEEN WEEKS ENDED OCTOBER 28, 2000 COMPARED WITH THIRTEEN WEEKS ENDED OCTOBER 30, 1999

OVERVIEW During the third quarter of fiscal 2000, the Company opened 13 new stores and relocated five stores, bringing the total number of stores in operation at October 28, 2000 to 310, compared with 280 at October 30, 1999. During the corresponding period of the previous fiscal year, the Company opened 12 new stores, relocated one store and closed one store. Net earnings for the third quarter of fiscal 2000 was $1,635,000, or 0.6% of sales, compared with net earnings of $1,569,000, or 0.6% of sales, for the third quarter of fiscal 1999.

SALES Sales for the third quarter of fiscal 2000 were $276,550,000, a 3.3% increase over the $267,792,000 in sales for the third quarter of fiscal 1999. This increase of $8,758,000 consisted primarily of additional sales from new and transition stores which was offset by a 5.2% decrease in comparable store sales. The Company believes that its sales were negatively effected by unseasonably warm weather during October 2000 and its strategy of limiting the availability of seasonal clearance merchandise on its sales floors. Sales were particularly weak in the men's and junior's divisions as well as all basic denim departments.

GROSS PROFIT Gross profit for the third quarter of fiscal 2000 was $82,575,000, or 29.9% of sales, a $8,417,000 increase from the $74,158,000 in gross profit, or 27.7% of sales, generated for the third quarter of the previous fiscal year. The 2.2% increase in gross profit, as a percent of sales, in the third quarter of fiscal 2000 compared with the third quarter of fiscal 1999 resulted from a decrease in cost of sales of 2.8% and an increase in occupancy costs of 0.6%. The gross margin rate increase was due, in large part, to the strategy of limiting the availability of clearance merchandise on the stores' sales floors as explained above. The increase in occupancy costs primarily resulted from higher rents associated with new and relocated stores and a decrease in comparable store sales as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the third quarter of fiscal 2000 were $80,404,000, or 29.1% of sales, an increase of $8,121,000 from $72,283,000, or 27.0% of sales, for the third quarter of fiscal 1999. The 2.1% increase in selling, general and administrative expenses, as a percent of sales, for the third quarter of fiscal 2000 compared with the third quarter of fiscal 1999 resulted from (i) a 0.7% increase in payroll expenses, (ii) a 0.8% increase in advertising and promotional expenses and (iii) a net 0.6% increase in all other selling, general and administrative expenses.

INTEREST EXPENSE Interest expense for the third quarter of fiscal 2000 increased by $8,000 compared with the third quarter of the previous fiscal year.

INVESTMENT INCOME Investment income for the third quarter of fiscal 2000 decreased by $182,000 compared with the third quarter of the previous fiscal year primarily as a result of a decrease in invested funds during the period.

INCOME TAXES The provision for income taxes for the third quarter of fiscal 2000 was $981,000, for an effective tax rate of 37.5% of earnings before income taxes, compared with a provision for income taxes of $941,000, for an effective tax rate of 37.5% of earnings before income taxes, for the third quarter of the previous fiscal year.

THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 COMPARED WITH THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999

OVERVIEW During the thirty-nine weeks ended October 28, 2000, the Company opened 25 new stores, relocated six stores and closed two stores, bringing the total number of stores in operation at October 28, 2000 to 310, compared with 280 at October 30, 1999. During the corresponding period of the previous fiscal year, the Company opened 24 new stores, relocated 13 stores, remodeled four stores and closed one store. Net earnings for the thirty-nine weeks ended October 28, 2000 were $2,207,000, or 0.3% as a percent of sales, compared with $18,867,000, or 2.4% as a percent of sales, for the thirty-nine weeks ended October 30, 1999.

SALES Sales for the thirty-nine weeks ended October 28, 2000 were $850,329,000, a 7.6% increase over the $790,003,000 in sales for the corresponding period of the previous fiscal year. This increase of $60,326,000 consisted of additional sales from new and transition stores which was offset by a 2.8% decrease in comparable store sales.

GROSS PROFIT Gross profit for the thirty-nine weeks ended October 28, 2000 was $227,122,000, or 26.7% of sales, a $2,244,000 decrease from the $229,366,000 in gross profit, or 29.0% of sales, generated for the corresponding period of the previous fiscal year. The 2.3% decrease in gross profit, as a percent of sales, for the thirty-nine weeks ended October 28, 2000 compared with the thirty-nine weeks ended October 30, 1999 resulted from an increase in cost of sales of 1.9% and an increase in occupancy costs of 0.4%. The increase in occupancy costs primarily resulted from higher rents associated with new and relocated stores and a decrease in comparable store sales as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the thirty-nine weeks ended October 28, 2000 were $224,857,000, or 26.4% of sales, an increase of $23,875,000 from $200,982,000, or 25.4% of sales, for the corresponding period of the previous fiscal year. The 1.0% increase in selling, general and administrative expenses, as a percent of sales, for the thirty-nine weeks ended October 28, 2000 compared with the thirty-nine weeks ended October 30, 1999 resulted from (i) a 0.6% increase in payroll expenses, (ii) a 0.5% increase in advertising and promotional expenses and (iii) a net 0.1% decrease in all other selling, general and administrative expenses.

INTEREST EXPENSE Interest expense for the thirty-nine weeks ended October 28, 2000 increased by $9,000 compared with the corresponding period of the previous fiscal year.

INVESTMENT INCOME Investment income for the thirty-nine weeks ended October 28, 2000 decreased by $200,000 compared with the corresponding period of the previous fiscal year primarily as a result of a decrease in invested funds during the period.

INCOME TAXES The provision for income taxes for the thirty-nine weeks ended October 28, 2000 was $1,448,000, for an effective tax rate of 37.5% of earnings before income taxes, compared with $11,323,000, for an effective tax rate of 37.5% of earnings before income taxes, for the corresponding period of the previous fiscal year.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE - The Company changed its accounting methodology, effective January 30, 2000 (the first day of the first quarter of fiscal 2000), to recognize the sale and related gross profit from layaways upon delivery of the merchandise to the customer. The cumulative effect of this new accounting methodology for layaways was recorded in the first quarter of fiscal 2000 and reduced earnings by $207,000, net of a tax benefit of $124,000. In addition, this new accounting methodology for layaways reduced earnings (before cumulative effect of accounting change) by approximately $600,000, or $0.02 per diluted share, for the thirty-nine weeks ended October 28, 2000; the effect on the thirteen weeks ended October 28, 2000 was not significant.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL POSITION The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit agreement. At October 28, 2000, the Company's working capital was $86,657,000 compared with $103,299,000 at October 30, 1999. At October 28, 2000 compared with October 30, 1999, (i) cash and cash equivalents decreased by $3,977,000, (ii) net property and equipment increased by $14,213,000, (iii) inventories increased by $11,275,000 and (iv) accounts payable increased by $15,016,000. The net increase in inventories was primarily due to the addition of internally operated shoe departments and the opening of new stores which were offset by lower inventories on a store by store basis for existing stores. Trade payables as a percent of inventories increased to 62.9% at October 28, 2000 as compared with 60.0% at October 30, 1999.

During September 2000, the Company amended its credit agreement for an unsecured revolving line of credit which, as amended, provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to an aggregate of $115,000,000 and which expires on June 30, 2001. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin, (ii) letter of credit fees based on the number of days a letter of credit is outstanding times an applicable fee and (iii) an annual commitment fee payable quarterly in advance. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert
M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures.

At October 28, 2000, the Company had no cash borrowings and $32,125,000 was outstanding for letters of credit compared with no cash borrowings and $57,296,000 outstanding for letters of credit at October 30, 1999. During the thirty-nine weeks ended October 28, 2000, the Company had no cash borrowings compared with average cash borrowings of $13,000 (with the highest balance of $2,000,000 in March 1999) during the thirty-nine weeks ended October 30, 1999. Letters of credit outstanding averaged $64,262,000 during the thirty-nine weeks ended October 28, 2000 compared with $52,890,000 during the thirty-nine weeks ended October 30, 1999. The highest balance of letters of credit outstanding during the thirty-nine weeks ended October 28, 2000 was $79,789,000 (in June
2000) compared with $76,941,000 (in September 1999) during the thirty-nine weeks ended October 30, 1999.

CASH FLOWS Cash used by operating activities for the thirty-nine weeks ended October 28, 2000 was $33,463,000 compared with $14,621,000 for the corresponding period of the previous fiscal year. Cash used for increases in inventory during the thirty-nine weeks ended October 28, 2000 and October 30, 1999 was $103,230,000 and $109,162,000, respectively. Accounts payable provided cash of $43,053,000 and $59,718,000 in the thirty-nine weeks ended October 28, 2000 and October 30, 1999, respectively. Other assets and liabilities provided cash of $9,765,000 in the thirty-nine weeks ended October 28, 2000 compared with $3,130,000 in the corresponding period of the previous fiscal year. Depreciation and amortization expenses were $14,324,000 and $12,099,000 for the thirty-nine weeks ended October 28, 2000 and

October 30, 1999, respectively.

Cash flows from investing activities reflected a $28,691,000 and $25,018,000 net use of cash for the thirty-nine weeks ended October 28, 2000 and October 30, 1999, respectively. Cash was used primarily to fund capital expenditures for (i) new, relocated and remodeled stores, (ii) the construction of a new distribution center, and (iii) for general corporate purposes.

Cash used by financing activities for the thirty-nine weeks ended October 28, 2000 was $10,853,000 compared with $21,384,000 for the corresponding period of the previous fiscal year. The Company's cash management program used cash of $9,059,000 in the thirty-nine weeks ended October 28, 2000 compared with $18,982,000 for the corresponding period of the previous fiscal year. During the thirty-nine weeks ended October 28, 2000, the Company received $672,000 in cash and realized a tax benefit of $51,000, compared with $79,000 in cash and a tax benefit of $32,000 during the corresponding period of the previous year from the issuance of common stock upon the exercise of stock options. In addition, the Company purchased 423,000 shares of its common stock for an aggregate of $2,517,000 during the thirty-nine weeks ended October 28, 2000 under a stock repurchase plan authorized by the Company's Board of Directors in June 1999. Since the inception of the plan, the Company has purchased 1,008,300 shares of its common stock for an aggregate of $7,024,000.

OUTLOOK The Company plans to open 7 new stores and relocate or remodel 6 stores during the last quarter of fiscal 2000 which will complete its store expansion plans for fiscal 2000. Management estimates that capital expenditures of approximately $25,000,000 will be required for (i) opening new stores, (ii) upgrading existing stores, (iii) construction of a new distribution center,
(iv) upgrading the existing distribution center, computer systems and equipment, and (v) for general corporate purposes during the remainder of fiscal 2000. The Company also plans to continue purchasing shares of its common stock, from time to time, in the open market or in privately negotiated transactions, depending on price, prevailing market conditions and other factors.

The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with cash flows from operations, including credit terms from vendors, and the borrowings available under the credit agreement (subject to the Company's ability to negotiate renewal of its credit agreement), will be sufficient to meet the Company's operating and capital expenditure requirements. However, an adverse outcome of pending litigation (as described in "Note (6) Contingencies" in the Notes to Consolidated Financial Statements) could negatively affect working capital. Also, the Company's credit agreement for its unsecured revolving line of credit currently expires at the end of June 2001, and while the Company believes that it will be able to negotiate a new credit facility, there is no assurance that Company will be able to do so.

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


ITEM 1. - LEGAL PROCEEDINGS - None

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. - OTHER INFORMATION - None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits -

         10.85 Employment agreement between the Registrant and Max W. Jones dated July 31, 2000.*

         10.86 Fourth Amendment Agreement dated September 30, 2000 between the Registrant, GOODY'S MS, L.P. and GOODY'S IN, L.P. (the "Original Borrowers"), GFCTX, L.P., GFCTN, L.P., GFCGA, L.P. and GFC FS, LLC (the "Additional Borrowers"), TREBOR of TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. (the "Guarantors") and the Lenders as identified therein and First Tennessee Bank National Association as Administrative Agent.

         15       Accountants' Awareness Letter

         27       Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K - None

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

                                    GOODY'S FAMILY CLOTHING, INC.
                                             (Registrant)


Date: November 21, 2000             /s/ Robert M. Goodfriend
      -----------------             -------------------------------------------
                                    Robert M. Goodfriend
                                    Chairman of the Board and
                                    Chief Executive Officer


Date: November 21, 2000             /s/ Lana Cain Krauter
      -----------------             -------------------------------------------
                                    Lana Cain Krauter
                                    President, Chief Merchandising Officer


Date: November 21, 2000             /s/ Edward R. Carlin
      -----------------             -------------------------------------------
                                    Edward R. Carlin
                                    Executive Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial Officer)


Date: November 21, 2000             /s/ David G. Peek
      -----------------             -------------------------------------------
                                    David G. Peek
                                    Vice President, Corporate Controller and
                                    Chief Accounting Officer
                                    (Principal Accounting Officer)