Form 10-K405
period 2001-02-03
GOODYS FAMILY CLOTHING INC /TN
filed 2001-04-27
CIK 879123

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 12, 2001: approximately $76,517,000

    Number of shares of Common Stock outstanding as of April 12, 2001:
32,419,930

                      DOCUMENTS INCORPORATED BY REFERENCE
     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K shall be incorporated from the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders currently scheduled to be held on June 13, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Unless the context otherwise indicates, all references in this Form 10-K to the "Company" or "Goody's" refer to Goody's Family Clothing, Inc., a Tennessee corporation, and its subsidiaries. The Company's fiscal year ends on the Saturday nearest the last day of January. The terms "fiscal 2003," "fiscal 2002," "fiscal 2001," "fiscal 2000," "fiscal 1999," "fiscal 1998," "fiscal
1997," and "fiscal 1996," refer to the Company's fiscal years ending or ended on January 31, 2004 (52 weeks), February 1, 2003 (52 weeks), February 2, 2002 (52 weeks), February 3, 2001 (53 weeks), January 29, 2000 (52 weeks), January 30, 1999 (52 weeks), January 31, 1998 (52 weeks), and February 1, 1997 (52 weeks), respectively.

                           FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management has endeavored in its communications and in this Form 10-K to highlight the trends and factors that might have an impact on the Company and the industry in which it competes. Any "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analysis of the Company, its business and the industry as a whole. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) weather conditions; (ii) the timely availability of merchandise in sufficient quantities to satisfy customer demand; (iii) customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company; (iv) the effectiveness of advertising and promotional events; (v) the impact of competitors' pricing and store expansion; (vi) the ability to enter into acceptable leases for new store locations; (vii) the timing, magnitude and costs of opening new stores; (viii) individual store performance, including new stores; (ix) employee relations; (x) the general economic conditions within the Company's markets and an improvement in the overall retail environment; (xi) the Company's financing plans, including the renewal or replacement of its current facility; (xii) trends affecting the Company's financial condition or results of operations; (xiii) the ability to achieve efficiency in merchandise distribution through the second distribution center, without material start-up problems; and (xiv) the Company's ability to successfully execute its business plans and strategies. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. Also see "Certain Factors Which May Affect Future Results." The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Goody's is a retailer of moderately-priced family apparel operating 317 stores in 18 states as of February 3, 2001. The Company primarily locates its stores in small to midsize markets in the Southeast, Midwest and Southwest that have demographic characteristics consistent with its targeted customer. All of Goody's stores are leased and are generally located in strip shopping centers, averaging approximately 27,400 gross square feet. The Company manages its core functions, such as purchasing, pricing, marketing and advertising, distribution, planning and allocation, real estate, finance, and information systems, from its centrally located corporate office in Knoxville, Tennessee. The Company has two distribution centers, one each in Knoxville, Tennessee and Russellville, Arkansas.

     The Company's objective is to be a leading retailer of apparel for the entire family in each of the markets it serves. In keeping with this objective, Goody's offers a broad selection of current-season, nationally recognized brands for its brand-conscious shoppers, as well as exclusive brands for those shoppers who seek quality apparel at value prices.

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

     - Offer a Broad Range of Merchandise for the Entire Family. The Company provides a wide selection of merchandise designed to address the casual apparel needs of the entire family. The Company believes that providing one-stop shopping for customers in convenient and accessible locations gives it an advantage over many of its competitors.

     - Emphasize Current-Season, Nationally Recognized Brands. The Company is committed to maintaining a strong line-up of nationally recognized brands including Adidas, Alfred Dunner, Arrow, Byer, Carter's, Casey & Max, Dockers, L.E.I., Lee, Levi's, Maidenform, Miss Erika, Mudd, My Michelle, Natural Issue, New Balance, Nike, Paco, Playtex, Reebok, Requirements, Sag Harbor, Union Bay, View by Norton McNaughton, Villager by Liz Claiborne, and Zana-di among others.

     - Strategically Use Private Label Programs. The Company's private label programs utilize exclusive brands, which offer shoppers quality products at exceptional value and generate higher gross margins for the Company. The Company's exclusive brands include Chandler Hill, Intimate Classics and Mountain Lake for women; Bobby G by Ivy Crew, International Trading Company, Ivy Crew, OCI, and Old College Inn for men; and Baby Crew and GoodKidz for children.

     - Focus on Small to Midsize Markets. The Company generally locates its stores in small to midsize markets that have demographic characteristics consistent with its targeted value-conscious customer. While the Company operates in selected larger metropolitan markets, smaller market areas offer certain strategic advantages, including increased opportunities for expansion, lower rent and occupancy costs and fewer competitors.

     - Provide Strong Marketing and Advertising. The Company believes that communicating frequently with customers is the key to maintaining traffic flow in its stores and creating loyalty within its customer base. The Company advertises in local newspapers at least once each week. The Company reinforces its print message with television and/or radio campaigns aired at strategic times during the week, approximately 27 weeks each year. Goody's advertising and marketing message aims to define its store as a headquarters for key categories of value priced family apparel.

     - Shopper-Friendly Store Environment. The Company endeavors to provide easy-to-read in-store signage, clear and understandable pricing, wide and easy-to-shop aisles, functional and space-efficient fixturing, efficient check-out counters, and easy-to-locate customer service areas to enhance the customer's shopping experience.

EXPANSION STRATEGY

     In the recent past, the Company's expansion strategy has been to grow its store base by approximately 10% each year in small to midsize markets. However, as a result of the current difficult economic environment, the Company plans to open approximately 18 new stores, relocate or remodel approximately 13 existing stores and close at least two stores, thereby reducing its store growth to approximately 6% during fiscal 2001. The Company expects that the new stores to be opened in fiscal 2001 will range in size from 22,500 square feet to 45,500 square feet depending on demographics. As opportunities present themselves, the Company may expand into suburban growth areas of larger metropolitan markets by opening several stores simultaneously. The Company believes that opportunities exist to expand its presence within current markets and, in the future, into new states.

     In making its decision to open a new store, the Company typically evaluates, among other factors, market demographics, competition, location, consumer traffic, rent and occupancy costs, advertising, and other expenses associated with the opening and operating of a new store. Goody's has historically supported new store growth from internally generated funds.

     During January 2001, the Company completed the construction of a new 235,000-square-foot distribution center in Russellville, Arkansas, which has been designed to serve more than 200 stores primarily west of the Mississippi River.

     The Company would consider a complementary acquisition opportunity should it arise, although the Company has no understandings, arrangements or agreements with respect to any such opportunity.

     The following table provides information regarding the number of stores in operation, new stores opened, stores closed, and stores relocated or remodeled during the years indicated:

                                                                      FISCAL YEAR
                                                            --------------------------------
                                                            2000   1999   1998   1997   1996
                                                            ----   ----   ----   ----   ----
Stores open, beginning of year............................  287    257    223    203    184
New stores opened during the year.........................   32     32     36     24     20
Stores closed during the year.............................   (2)    (2)    (2)    (4)    (1)
                                                            ---    ---    ---    ---    ---
Stores open, end of year..................................  317    287    257    223    203
                                                            ===    ===    ===    ===    ===
Stores relocated or remodeled during the year.............   13     20     10     16      8
                                                            ===    ===    ===    ===    ===

MERCHANDISING STRATEGY

     The Company's merchandising strategy has been developed to appeal to its value-conscious customers by offering a broad selection of current-season, trend-right, nationally recognized and exclusive brand merchandise at value prices. The Company continually develops and refines its merchandising strategy to meet the tastes and lifestyles of its customers. The Company competes with
(i) department stores by offering nationally recognized brand name quality apparel at value prices, (ii) specialty stores by offering apparel for the entire family, (iii) off-price apparel stores by offering a wide selection of current-season merchandise at competitive prices, and (iv) discount stores by offering better nationally recognized brand name merchandise generally unavailable to discount retailers. While nationally recognized brand name merchandise remains the cornerstone of its merchandising strategy, the Company continues to invest in the development of its own exclusive brands, which offer customers quality merchandise at value prices. The Company's exclusive brand sales accounted for approximately 17%, 19% and 21% of total sales in fiscal 2000, 1999 and 1998, respectively.

     A typical Goody's store has six divisions that include women's (junior's, misses, petite, plus size, intimate apparel, swimwear, and outerwear), denim, men's (sportswear, activewear, young men's, and men's furnishings), children's (infants and toddlers, boys and girls), accessories (fashion jewelry, handbags, belts, wallets, hair accessories, sunglasses, picture frames, and gift items), and shoes. The Company's stores carry an average of approximately 13,500 different styles of merchandise which are electronically tracked (including by color and size, where appropriate) in order to provide timely and accurate selling data to its management.

MERCHANDISING DIVISIONS

     Women's. The most comprehensive merchandise selection offered by the Company is in the women's division, which contributed 41.1% of total sales in fiscal 2000. The women's division emphasizes casual and career fashions and includes junior's, misses, petite, plus size, intimate apparel, swimwear, and outerwear. Juniors' merchandise lines include nationally recognized brand names such as Adidas, Byer, L.E.I., Lee, Levi's, Mudd, My Michelle, Nike, Reebok, and Union Bay. Misses' merchandise lines include popular brand names such as Alfred Dunner, Cathy Daniels, Lee, Levi's, Miss Erika, Requirements, Sag Harbor, Stephanie K by Koret, View by Norton McNaughton, and Villager by Liz Claiborne as well as the Company's exclusive brand, Mountain Lake. Fashion dresses are also an important part of Goody's overall women's product lines and feature popular brand names such as Dorby, Jessica Howard, Leslie Fay, My Michelle, Positive Attitude, Sag Harbor, and Scarlett. Nationally recognized brand name undergarments offered by the women's division include products from Bestform, Felina Lingerie, Hanes, Maidenform, and Playtex. Swimwear features labels such as Beach Native, Body I.D., Malibu Dream Girl, and Manhattan Beachwear. Outerwear product lines include the Amerex, Braetan and FRC brand name labels and Mountain Lake, the Company's exclusive brand.

     Denim. The denim division, which contributed 22.0% of total sales in fiscal 2000, is important to the Company's merchandising concept. The Company believes that its broad selection and competitive pricing of basic denim merchandise appeals to value-conscious families and generates customer traffic for other higher margin merchandise. The Company utilizes automatic replenishment programs using electronic data interchange ("EDI") with its major denim suppliers to optimize in-stock positions for popular styles and sizes. Nationally recognized brand names that are carried in the denim division include L.E.I., Lee, Levi's, Mudd, Paco, Union Bay, and Zana-di. The Company's exclusive brand for denim is Mountain Lake and OCI.

     Men's. The men's division contributed 17.0% of total sales in fiscal 2000 and consists of sportswear, activewear, young men's, and men's furnishings departments. The men's division features nationally recognized brand name merchandise and includes Adidas, Arrow, Dockers, Lee, Levi's, Natural Issue, Nike, Reebok, and Russell. The Company's exclusive brands for men are Bobby G by Ivy Crew, International Trading Company, Ivy Crew, OCI, and Old College Inn.

     Children's. The children's division contributed 6.8% of total sales in fiscal 2000 offering durable apparel for children of all ages. Nationally recognized brands for children offered by the children's division include Adidas, Byer, Carter's, Kids Headquarters, L.E.I., Lee, Levi's, My Michelle, Nike, and Paco. The Company's exclusive brands for children include Baby Crew, GoodKidz, Ivy Crew, OCI, and Old College Inn.

     Accessories. The accessories division, which includes items such as fashion jewelry, handbags, belts, wallets, hair accessories, sunglasses, picture frames, and gift items contributed 6.5% of total sales in fiscal 2000. Nationally recognized brands featured in the accessories division include Burnes of Boston, Carryland, Jackson, Jantzen, and Rosetti.

     Shoes. In August 1999, the Company began operating its own shoe departments which contributed 6.0% of total sales in fiscal 2000 compared with 1.6% of total sales in fiscal 1999. At the end of fiscal 2000, 307 stores had shoe departments and the Company expects that all new and relocated stores in fiscal 2001 will have shoe departments. The shoe departments offer nationally recognized brands such as Adidas, American Eagle, Bongo, Dockers, Eastland, Keds, Mootsie's Tootsies, Mudd, New Balance, Nike, Reebok, Rockport, Skechers, and Steve Madden.

     Prior to August 1999, the Company's shoe departments were operated by a third party under an exclusive operating license agreement, which was terminated after this party filed for Chapter 11 bankruptcy protection in June 1999. See discussion under "Other" below.

     Other. Includes revenue from tuxedo rentals, service fees and leased departments' net rental income, which in the aggregate contributed 0.6% of total sales in fiscal 2000. The Company terminated all leased department operations during fiscal 1999. Net rental income from leased departments was $3,372,000 and $6,622,000 in fiscal 1999 and 1998, respectively.

     The following table shows a breakdown of the Company's total sales for the periods indicated (dollars in thousands):

                           FISCAL 2000 (53 WEEKS)    FISCAL 1999 (52 WEEKS)    FISCAL 1998 (52 WEEKS)
                           ----------------------    ----------------------    ----------------------
                             AMOUNT      PERCENT       AMOUNT      PERCENT       AMOUNT      PERCENT
                           -----------   --------    -----------   --------    -----------   --------
Women's..................  $  513,563      41.1%     $  492,076      41.7%     $  452,962      42.9%
Denim....................     275,582      22.0         280,789      23.8         253,806      24.0
Men's....................     213,165      17.0         228,953      19.4         220,525      20.9
Children's...............      85,204       6.8          79,617       6.7          66,778       6.3
Accessories..............      80,921       6.5          70,477       6.0          50,958       4.8
Shoes....................      74,853       6.0          19,101       1.6              --        --
Other....................       7,316       0.6           9,917       0.8          11,986       1.1
                           ----------     -----      ----------     -----      ----------     -----
                           $1,250,604     100.0%     $1,180,930     100.0%     $1,057,015     100.0%
                           ==========     =====      ==========     =====      ==========     =====

STORE VISUAL PRESENTATION

     Generally within each store, specific departments are well signed and have aisles leading directly to major departments. Visual merchandising and store presentation is enhanced by fixtures that showcase merchandise in an accessible and customer-friendly shopping environment. Sale items featured in the Company's advertising campaigns are highlighted in the stores with easy-to-read signs that allow customers to quickly locate items of interest. The overall merchandise presentation is organized to highlight selected fashion products as the seasons progress. The visual merchandising department, in collaboration with the merchandising staff, communicates with the stores frequently through its "Front & Forward" program which coordinates visual presentation efforts with featured items contained in advertisements or items being promoted in-store. The Company continually endeavors to update its stores and improve their "shopability." During fiscal 2000, a majority of the existing stores were reformatted with new fixtures designed to increase the aisle space without any significant impact on overall units of merchandise available for sale. Additionally, the Company opened two new prototype stores whose design features wider aisles and easy-to-read department signage among other things. Having received positive consumer response to the new design, the Company expects that 20 of the 31 store openings planned for fiscal 2001, including new, relocated or remodeled stores, will feature this new design.

PURCHASING

     The Company buys merchandise from approximately 750 vendors worldwide. During fiscal 2000, the Company's purchases from Levi Strauss & Co., its largest vendor, represented approximately 13.4% of total purchases. No more than 4.6% of total purchases were attributable to any one of the Company's other vendors. The Company does not have long-term or exclusive contracts with any manufacturer or vendor. The Company believes it maintains strong relationships with its vendors. A large portion of the Company's merchandise is prepackaged and preticketed by the vendors for each store, thereby reducing the cost and processing time at its distribution centers. Goody's introduced a vendor compliance program at the end of fiscal 1999 whereby vendors were given specific guidelines related to packaging, labeling, ticketing, shipping, and the timeliness of deliveries. The Company believes that this program has reduced the distribution costs on such products and improved the timeliness of such deliveries to its stores during fiscal 2000.

     Merchandise associated with the Company's exclusive brands is largely imported. The Company employs its own designers and product development teams who work closely with the merchandising staff to track seasonal fashion trends, analyze customer feedback and determine appropriate order quantities. The Company controls its exclusive brands from initial concept to final sale to the consumer and monitors product quality, freight costs and other expenses in an effort to maximize gross margins on such merchandise.

PLANNING AND ALLOCATION

     The Company's planning and allocation department works closely with merchandising, distribution and store operations personnel to establish an appropriate flow of merchandise for each of the Company's stores. This flow of merchandise is intended to reflect customer preferences in each market. The Company also utilizes automatic replenishment programs using EDI with 124 vendors, which accounted for approximately 26% of total sales in fiscal 2000. The automatic replenishment programs allow for more efficient replenishment of specific items of merchandise in particular styles, sizes and colors to optimize in-stock positions of basic merchandise. The Company continues to support and encourage the use of automatic replenishment programs using EDI for its vendors.

CENTRALIZED DISTRIBUTION

     The Company has two distribution centers including a 344,000-square-foot distribution center, located in Knoxville, Tennessee, and a newly constructed 235,000-square-foot distribution center, located in Russellville, Arkansas which became operational in January 2001 and currently serves approximately 70 stores in a test environment. The Company expects the Russellville distribution center will serve more than 100 stores by the end of the third quarter of fiscal 2001. Ultimately, the two distribution centers are expected to serve approximately 525 stores. Both distribution centers are equipped with automated merchandise handling equipment that facilitates efficient distribution of merchandise to the Company's stores and provides for efficient cross docking of prepackaged and preticketed merchandise by store. Incoming merchandise is received at the distribution centers where it is inspected for quality control at the Company's discretion. As noted above under the caption "Purchasing," Goody's implemented a vendor compliance program at the end of fiscal 1999 that is designed to improve vendor deliveries and reduce distribution costs.

     Merchandise for individual stores is typically processed through the distribution centers within 48 hours of its receipt from vendors. Furthermore, because the distribution centers are located adjacent to main interstate highways, the Company can negotiate favorable shipping terms with common carriers.

     The Company has also developed an effective computerized system for tracking merchandise from the time it arrives at its distribution centers until it is delivered to the stores to ensure that shipments are delivered in an accurate and timely manner. The Company utilizes a third party contract carrier to deliver merchandise to its stores.

     As noted above under the caption "Merchandising Divisions -- Shoes," in August 1999, the Company began operating its own shoe departments. All prepackaged shoe purchases are received from the vendors at Goody's own distribution centers where they are processed for delivery to the stores. Generally, bulk shoe purchases from vendors are received by a third-party processor engaged by the Company to "pick-and-pack" shoes by color and size for each of its stores.

MARKETING AND ADVERTISING

     The Company's marketing and advertising strategies are designed to reinforce its image as a destination store for trend-right casual apparel at value prices for the entire family. The Company believes that its advertisements, which emphasize nationally recognized brand name apparel, value prices and wide selections for the entire family, have enabled it to communicate a distinct identity that reinforces its niche in the marketplace.

     Using a multi-media approach, Goody's develops and prepares its own advertising for newspapers, television and radio. The Company's media department researches certain markets to develop profiles of shoppers in order to effectively plan its advertising. The Company frequently uses full-color advertising to portray the depth and selection of its merchandise. In-store merchandise presentation is coordinated with such advertising to maximize promotional opportunities. While the exact allocation of the advertising budget differs from market to market, the Company allocates approximately 64% of its advertising budget to print media and the remainder to television, radio and other promotional activities. Several of the Company's key vendors share in the costs of mutually beneficial advertising campaigns through cooperative advertising programs.

     In October 1999, the Company introduced the GOODY'S private label credit card through an arrangement with Alliance Data Systems and World Financial Network National Bank. Under this arrangement, the Company pays sales transaction fees, but is not responsible for assessing customer credit-worthiness and does not assume the risk associated with extending credit. During fiscal 2000, net sales per transaction on the GOODY'S private label credit card were higher than those of other credit cards accepted. The GOODY's private label credit card has a built-in loyalty program, which is intended to increase the frequency and volume of customers' purchases. The Company advertises and markets directly to its credit card customers.

PRICING

     The Company's pricing strategy is designed to provide value to its customers by offering merchandise at value prices generally below the prices of traditional department and specialty stores. In order to remain competitive and enhance sales promotion efforts, Goody's frequently monitors its competitors' prices. In addition, the Company's management information systems provide daily and weekly sales and gross margin reports that, among other things, track sales and gross margins by stock keeping unit and provide management with the flexibility to adjust prices, as appropriate.

CUSTOMER SERVICE

     Goody's goal is to provide shoppers with a positive shopping experience every time they visit its stores. The Company reviews and analyzes customers' calls, e-mails and letters, receives feedback from store management, and conducts quantitative and qualitative studies to monitor customer expectations. As a result of these efforts, the Company utilizes a customer service program called "GREAT," an acronym that stands for "Greet every customer, Room to shop, Exciting store presentation, Attention to detail, and Thank every customer." Goody's store associates play the most important role in the success of the GREAT program.

STORE OPERATIONS

     Management of store operations is the responsibility of the Executive Vice President -- Stores, who is assisted by a Vice President -- Store Operations, a Vice President -- Store Development, a Vice President -- Visual Presentation, a Vice President -- Loss Prevention, three Regional Vice Presidents -- Sales, 31 District Managers, six staffing and training managers, and a Director of Customer Service. The number of stores that each District Manager oversees ranges from 9 to 13.

     Each store is managed by a team consisting of a Manager and from one to three Assistant Managers, depending on the size of the store. Stores are typically staffed by Sales Associates, Department Heads, Cashiers, Stockroom Associates, a Stockroom Supervisor, and a Cash Office Supervisor. All associates are responsible for providing customer service through interaction with customers, creating and maintaining visual merchandise presentation and ensuring a positive shopping experience for each customer. The store staff consists of a combination of full time and part time associates; temporary associates are hired for peak selling seasons. The Company's stores are generally open from 9:00 a.m. to 9:00 p.m. Monday through Thursday; from 9:00 a.m. to 10:00 p.m. on Friday and Saturday; and from 12:00 p.m. to 6:00 p.m. on Sunday. These hours are extended during various holiday and peak selling seasons.

STORE LOCATIONS

     The Company locates its stores predominantly in small to midsize markets in the Southeast, Midwest and Southwest that typically have a population of fewer than 100,000 and demographic characteristics consistent with its targeted value-conscious customer. However, since 1994, the Company has opened multiple locations within selected larger metropolitan markets. Goody's typically enters these larger metropolitan markets by opening several stores simultaneously, enhancing the Company's image and awareness throughout the market while leveraging advertising costs, which are generally higher than in small to midsize markets. Goody's leases store space primarily in strip centers, where costs are generally lower than mall locations. The smallest of the Company's stores has 7,600 gross square feet and the largest store has 54,800 gross square feet; the average store size is approximately 27,400 gross square feet. The Company's store locations can be found by visiting its Web site at www.goodysonline.com.

     All of the Company's store locations are leased. The Company believes that the flexibility of leasing its stores provides substantial benefits and avoids the inherent risks of owning real estate. The Company believes that it has established itself as an anchor tenant due to its operating performance, the size of its stores, its advertising contributions in local markets, its financial position, and its history of meeting its lease commitments on a timely basis.

INFORMATION SYSTEMS

     The Company continually upgrades its core business systems with current technology in an effort to enhance financial and other business controls. The Company maintains fully integrated point-of-sale, inventory and merchandise systems. The Company's information systems provide management, buyers, planners, and distributors with comprehensive data that allow them to identify emerging sales trends and, accordingly, manage inventories. The data provided by information systems include unit and dollar planning, purchase order management, open order reporting, open-to-buy, receiving, distribution, EDI, basic stock replenishment, inventory, and price management. Daily and weekly sales reports are used by management to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventories and are frequently revised to reflect changing sales trends. The Company's point-of-sale systems are supported by an in-store computer system. The in-store systems feature bar coded ticket scanning, automatic price look-up, credit and check authorization utilizing a satellite network, and daily transmittal of detailed sales data from stores to the corporate office.

TRADEMARKS

     The United States Patent and Trademark Office (the "USPTO") has issued federal registrations to the Company for the following trademarks: Authentic GFC, Bobby G by Ivy Crew, Chandler Hill, Chandler Hill Sport, Feels Like You, "G" (stylized G with arch design), GFC, GFC Trading Co., GoodKidz, Goody's Family Clothing, Goody's Low Price!! Department Store Styles Department Store Brands, Intimate Classics, Low Prices Never Looked So Good, MBJC, Mountain Lake High Quality Apparel With A Feel Good Fit, OCI, OCI -- Quality Clothing, Old College Inn, Take A Good Look and Your Everyday Y.E.S. Savings Brands Value Quality. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Accessory Crossing, Goody's, International Trading Company, Ivy Crew, MBJC SPORT, Montana Blues Jean Company, Mountain Lake, Mountain Lake Casuals, Mountain Lake Jean Company, Old College Inn Jean Company, Old College Inn Loungewear, Old College Inn Sport, West Interstate 40, Y.E.S. Your Everyday Savings, and Y.E.S.

     The following trademarks and tradenames used in this Form 10-K are owned by (and in certain cases registered to) third parties: Adidas, Alfred Dunner, Amerex, American Eagle, Arrow, Beach Native, Bestform, Body I.D., Bongo, Braetan, Burnes of Boston, Byer, Carryland, Carter's, Casey & Max, Cathy Daniels, Dockers, Dorby, Eastland, Felina Lingerie, FRC, Hanes, Healthtex, Jackson, Jantzen, Jessica Howard, Keds, Kids Headquarters, L.E.I., Lee, Leslie Fay, Levi's, Maidenform, Malibu Dream Girl, Manhattan Beachwear, Miss Erika, Mootsie's Tootsies, Mudd, My Michelle, Natural Issue, New Balance, Nike, Paco, Playtex, Positive Attitude, Reebok, Requirements, Rockport, Rosetti, Russell, Sag Harbor, Scarlett, Skechers, Stephanie K by Koret, Steve Madden, Union Bay, Victoria Jones, View by Norton McNaughton, Villager by Liz Claiborne, Wrapper, and Zana-di.

     In April 1994, the Company filed an application with the USPTO to register the trademark Ivy Crew. One party has filed a notice of opposition to the registration. The opposition is currently suspended and a settlement is under consideration.

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

ASSOCIATES

     As of February 3, 2001, the Company had approximately 10,300 active full and part-time associates. Store managers and assistant store managers are compensated on a salaried basis and are eligible to receive additional compensation based on the Company's profitability as well as meeting certain objective goals at their respective stores including sales growth, control over expenses and inventory shrinkage. All other store associates are compensated on an hourly basis. The Company's incentive bonus program for certain key corporate associates is based on achieving certain profitability goals and could potentially provide a significant portion of the associates' total annual compensation. All of the Company's associates are non-union employees, with the exception of the associates employed at its distribution center in Knoxville, Tennessee, who are represented by the Union of Needletrades, Industrial and Textile Employees.

     The Company grants stock options to certain key corporate and store associates. These options are designed to align associates' interests with those of the Company's shareholders and allow the Company to provide long-term incentives to its associates.

     In January 1998, the Company adopted the Goody's Family Clothing, Inc. 401(k) Retirement Plan (the "401(k) Plan") with a salary deferral feature for all eligible associates. Under the terms of the 401(k) Plan, eligible associates may contribute between 3% and 15% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the 401(k) Plan. The Company provides matching contributions to the 401(k) Plan, which are discretionary, vest over an associate's service period and are based upon a percent of an associate's elected contributions. These matching contributions amounted to $882,000, $827,000 and $826,000 for fiscal 2000, 1999 and 1998, respectively.

     In July 1999, the Company adopted the Goody's Family Clothing, Inc. Executive Deferral Plan (the "EDP Plan") with a salary deferral feature for all eligible associates. Under the terms of the EDP Plan, eligible associates may contribute between 3% and 20% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the EDP Plan. The Company provides matching contributions to the EDP Plan, which are discretionary, vest over an associate's service period and are based upon a percent of an associate's elected contributions. These matching contributions were $79,000 and $85,000 in fiscal 2000 and 1999, respectively. Included in other assets in the Company's consolidated balance sheet at February 3, 2001 and January 29, 2000 are investments of the EDP plan held in a rabbi trust aggregating $718,000 and $399,000, respectively. The Company is restricted from the use of such investments for operating purposes.

     The Company also has an Employee Payroll Investment Plan that allows eligible associates to purchase the Company's common stock (the "Common Stock") at fair market value through regular payroll deductions.

SEASONALITY AND INFLATION

     The Company's business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning the first week of August and continuing through the first week of September) and the Easter season (beginning two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 32.2% of the Company's annual sales based on the Company's last three fiscal years ended February 3, 2001. In general, sales volume varies directly with customer traffic, which is heaviest during the fourth quarter of a fiscal year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

     Inflation can affect the costs incurred by the Company in the purchase of its merchandise, the leasing of its stores and certain components of its selling, general and administrative expenses. The Company believes that during the last three fiscal years ended February 3, 2001, inflation has not had a material adverse effect on the Company's business, although there can be no assurance that inflation will not have a material adverse effect on the Company in the future.

COMPETITION

     The retail apparel business is highly competitive, with price, selection, fashion, quality, store location, store environment, and customer service being the principal competitive factors. The Company believes that it is well positioned to compete on the basis of each of these factors. The Company competes primarily with department stores, specialty stores, off-price apparel stores, and discount stores. Many competitors are large national chains with substantially greater financial and other resources than those available to the Company; there is no assurance that the Company will be able to compete successfully with any of them in the future.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause the Company's future operating results to differ materially from those indicated by forward-looking statements made in this Form 10-K and presented elsewhere by management from time to time.

  Highly Competitive Nature of the Retail Apparel Industry

     The Company faces intense competition for customers, access to quality merchandise and suitable store locations from traditional department stores, specialty retailers, off-price retail chains and discount stores. Many of these competitors are larger and have significantly greater financial, marketing, and other resources than the Company. In addition, many department stores have become more promotional and have reduced their price points, and certain finer department stores have opened outlet stores which offer off-price merchandise in competition with the Company. Further, in view of the Company's strategy of offering current-season, trend-right, nationally recognized and exclusive brand merchandise at value prices, aggressive department store pricing could adversely affect the Company's margins. Accordingly, the Company faces intense competition, which could require it to reduce prices on merchandise for sale or increase spending on marketing and advertising, any of which could have a material adverse effect on the Company.

  Marketing and Advertising

     The Company believes that communicating frequently with its customers is the key to maintaining traffic flow in its stores and creating loyalty within its customer base. Goody's advertising and marketing message aims to define its store as a headquarters for key categories of value priced family apparel. There can be no assurance that the Company's advertising campaigns will be effective or that they will reach Goody's target customers to maintain customer traffic within its stores.

  Seasonality

     The Company's business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning the first week of August and continuing through the first week of September) and the Easter season (beginning two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 32.2% of the Company's annual sales based on the last three fiscal years ended February 3, 2001. In general, sales volume varies directly with customer traffic, which is heaviest during the fourth quarter of a fiscal year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

  Recent Decreases in Comparable Store Sales

     The Company has had declines in comparable store sales for each of the seven fiscal quarters ended February 3, 2001 and for the first two fiscal months of fiscal 2001. While the Company is trying to address the reasons for these decreases, there can be no assurance that this trend can be reversed or that the Company can successfully execute its business plans and strategies.

  Fluctuation in Operating Results

     The Company's results of operations have fluctuated in the past, and are expected to fluctuate in the future, as a result of a variety of factors, including the timing of store openings and related advertising and pre-opening expenses, weather conditions, price increases by suppliers, actions by competitors, general economic conditions, and the competitiveness of the retail apparel environment.

  Need for New Credit Facility

     The Company's operating and capital expenditure requirements are dependent, in part, on the borrowings available to it under its credit agreement. The Company's current credit agreement expires on June 30, 2001. While the Company believes it will be able to finalize a new asset-based credit facility by June 30, 2001, there can be no assurance it will be able to do so. The Company's inability to obtain a new credit facility, on acceptable terms, would have a material adverse effect on the Company.

  Merchandising and Fashion Sensitivity

     The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise in sufficient quantities to satisfy customer demand in a timely manner. The Company's failure to anticipate, identify or react appropriately to changes in fashion trends could have a material adverse effect on the Company. Misjudgments or unanticipated changes in fashion trends as well as economic conditions could lead to excess inventories and higher markdowns, and continued fashion misjudgments could have a material adverse effect on the Company's image with customers. In an effort to mitigate the negative impact of such misjudgements, the Company utilizes automatic replenishment programs using EDI to allow for more efficient replenishment of specific items of merchandise in particular styles, sizes and colors to optimize in-stock positions of basic merchandise.

  Inventory Control

     The Company maintains systems, programs and controls over its merchandise inventories to mitigate possible risks associated with shrinkage. These risks include losses primarily from (i) customer and employee theft, (ii) merchandise transferred between the distribution centers and stores, (iii) store to store transfers, (iv) customer returns, and (v) merchandise returned to vendors. The Company conducts a complete physical inventory count near the end of each fiscal year. For interim financial reporting purposes, the Company provides a reserve for shrinkage based upon its historical shrinkage experience. The Company's actual shrinkage results from physical inventory counts taken near the end of each fiscal year could vary significantly from shrinkage reserves recorded in its interim financial statements throughout the year and, accordingly, could have a material adverse effect on the Company's results of operations and financial position for that year and previously reported interim periods within such year.

  Reliance on Information Systems

     Since the Company's information systems are important to its success, it continually upgrades its core information systems with current technology in an effort to enhance financial and other operational controls. The Company also has implemented certain disaster recovery plans to mitigate the risk of business interruptions related to informational technology disasters. There can be no assurances that information technology systems will not become obsolete, or fail, or the execution of the Company's disaster recovery plan will be successful.

  Dependence on Private Label Merchandise

     Sales from the Company's private label merchandise represented approximately 17% of the Company's sales in fiscal 2000. Because the Company's private label merchandise generally carries higher merchandise margins than its other merchandise, the Company's failure to anticipate, identify and react appropriately to changes in fashion trends with its private label merchandise could have an adverse effect on the Company. In addition, delays in receiving such private label merchandise, or any deterioration in the quality thereof, could have a material adverse effect on the Company.

  Reliance on Key Merchandise Vendors and Private Label Contract Manufacturers

     The Company does not own or operate any manufacturing facilities and does not have any long-term or exclusive contractual relationships with its vendors and contract manufacturers. The success of the Company's business is largely dependent upon its ability to purchase current-season, brand name and private label apparel at competitive prices in adequate quantities and with timely deliveries. The inability or unwillingness of key vendors to increase their sales to the Company to keep pace with the Company's growth, or the loss of one or more key vendors for any reason, could have a material adverse effect on the Company. During fiscal 2000, the Company's largest vendor, Levi Strauss & Co., accounted for approximately 13.4% of total purchases. There can be no assurance that the Company will be able to acquire brand name merchandise in sufficient quantities and on favorable terms, if at all, in the future.

  Trademark Challenges to Certain Private Labels

     The Company's trademarks on several of its private labels, such as Ivy Crew, Montana Blues Jean Company, GFC, GFC Trading Co., and Authentic GFC, have been challenged and, in the case of certain of these trademarks, litigation is pending to resolve competing claims. Although the Company is vigorously protecting its trademarks, the outcome of these disputes could require the Company to abandon one or more of these trademarks.

  Foreign Merchandise Sourcing

     The Company's private label programs are largely supported by products directly purchased from vendors located abroad. Sales from such products represented approximately 17% of total sales for fiscal 2000. In addition, the Company believes that a substantial portion of its merchandise purchases from domestic vendors are manufactured abroad. These arrangements are subject to the risks of relying on products manufactured abroad, including import duties and quotas, loss of "most favored nation" trading status, currency fluctuations, work stoppages, economic uncertainties including inflation, foreign government regulations, lack of compliance by foreign manufacturers with U.S. consumer protection laws (for which the Company may be responsible as the importer of record) and intellectual property laws, political unrest, and trade restrictions, including U.S. retaliation against unfair foreign practices. While the Company believes that it could find alternative sources of supply, an interruption or delay in supply from these foreign sources or the imposition of additional duties, taxes or other charges on these imports could have a material adverse effect on the Company unless and until alternative supply arrangements are secured. Moreover, products from alternative sources may be of lesser quality or more expensive than those currently purchased by the Company.

  Expansion and Management of Growth

     During the last several years, the Company has experienced significant growth by opening new stores. While the Company plans to reduce such growth in its store base as a result of the current difficult economic environment, its future operating results still will be affected by its ability to identify suitable markets and sites for new stores, negotiate leases with acceptable terms and maintain adequate working capital. To serve its store growth, the Company must be able to achieve efficiency through the operation of its new distribution center in Russellville, Arkansas. In addition, the Company must be able to continue to hire, train and retain competent managers and store personnel. There can be no assurance that the Company will be able to expand its market presence in its existing markets or successfully enter new or contiguous markets by opening new stores or that any such expansion will not adversely affect the Company. Further, if the Company's management is unable to manage its growth effectively, the Company could be materially and adversely affected.

  Reliance on Key Personnel

     The Company believes that its future success will depend significantly on the efforts and abilities of its senior executives, and in particular Robert M. Goodfriend, Chairman of the Board of Directors and Chief Executive Officer, and Lana Cain Krauter, President and Chief Merchandising Officer. The loss of the services of Mr. Goodfriend, Ms. Krauter or other members of the Company's senior management could have a material adverse effect on the Company. The Company has employment agreements with its senior executives, other than Mr. Goodfriend (and is currently negotiating an employment agreement with Mr. Goodfriend). The Company believes that its future success will also largely depend upon its ability to attract and retain qualified employees. Competition for such personnel is intense and there can be no assurance that the Company will continue to be successful in attracting and retaining such personnel.

  Pending Litigation

     In February 1999, a lawsuit was filed against the Company and Mr. Goodfriend generally alleging that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures and by maintaining unequal terms and conditions of employment. The plaintiffs further allege that the Company maintained a racially hostile working environment. The plaintiffs are seeking to have this action certified as a class action. By way of damages, the plaintiffs are seeking, among other things, injunctive relief, as well as back pay, an award of attorneys' fees and costs, and other monetary relief. Although the Company is disputing these claims and intends to defend this matter vigorously, the Company is unable to estimate the effect, if any, the above lawsuit may have on the Company's financial position or results of operations.

ITEM 2.  PROPERTIES

     The Company owns the following properties:

     (a) its corporate headquarters consisting of approximately 140,000 square feet and located at 400 Goody's Lane, Knoxville, Tennessee;

     (b) its Knoxville, Tennessee distribution center located adjacent to its corporate headquarters consisting of a one-story, 344,000-square-foot facility with 43 loading docks and a mezzanine level that has an additional 17,500 square feet currently used as office space. The Knoxville distribution center has the capacity to distribute merchandise to a maximum of approximately 325 stores; and

     (c) its Russellville, Arkansas distribution center consisting of a one story 235,000-square foot facility with 40 loading docks. This facility has been designed to serve more than 200 stores primarily west of the Mississippi River.

     The Company currently leases all of its stores. Lease terms generally contain renewal options and provide for a fixed minimum rent, additional rent based on a percent of sales in excess of stipulated amounts, real estate taxes, insurance, and common area maintenance costs. The Company also leases three warehouses in Athens, Tennessee, one of which is primarily used for staging and processing inventory for new stores, and the remaining two for storing certain store fixtures. In addition, the Company leases a warehouse in Knoxville, Tennessee for record storage.

     The following table reflects at February 3, 2001 (i) the number of leases that will expire in each indicated fiscal year if the Company does not exercise any of its renewal options and (ii) the number of leases that will expire in each indicated fiscal year if the Company exercises all of its renewal options. This table does not reflect 15 leases having month-to-month lease terms, but does include 12 leases executed as of February 3, 2001 for stores to be opened or relocated in fiscal 2001.

                                                             NUMBER OF LEASES        NUMBER OF LEASES
                                                           EXPIRING EACH YEAR IF   EXPIRING EACH YEAR IF
                                                                NO RENEWALS            ALL RENEWALS
FISCAL YEAR                                                      EXERCISED               EXERCISED
-----------                                                ---------------------   ---------------------
2001.....................................................            18                       5
2002.....................................................            35                      12
2003.....................................................            23                       4
2004.....................................................            29                       6
2005.....................................................            19                       5
2006 and thereafter......................................           190                     282

ITEM 3.  LEGAL PROCEEDINGS

     In February 1999, a lawsuit was filed in the United States District Court for the Middle District of Georgia and was served on the Company and Robert M. Goodfriend, its Chairman and Chief Executive Officer, by 20 named plaintiffs, generally alleging that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures and by maintaining unequal terms and conditions of employment. The plaintiffs further allege that the Company maintained a racially hostile working environment. The plaintiffs' claims are being brought under Title VII of the Civil Rights Act of 1964, as amended, and under the Civil Rights Act of 1866. The plaintiffs are seeking to have this action certified as a class action. By way of damages, the plaintiffs are seeking, among other things, injunctive relief (including restructuring of the Company's selection and compensation procedures) as well as back pay, an award of attorneys' fees and costs, and other monetary relief. The Company disputes these claims and intends to defend this matter vigorously. The Company is unable to estimate the effect, if any, the above lawsuit may have on the Company's financial position or results of operations.

     In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. Management does not currently believe that the ultimate outcome of all such other pending legal proceedings (other than the matter noted in the paragraph above), individually and in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is listed and traded on The NASDAQ Stock Market (National Market) under the symbol GDYS. The following table sets forth the range of high and low sale prices for the Common Stock for the periods indicated.

                                              FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                              -------------   --------------   -------------   --------------
FISCAL 2000
  High......................................     $ 7.75           $ 6.16          $ 5.25           $ 5.69
  Low.......................................       4.63             4.75            2.19             2.75
FISCAL 1999
  High......................................     $14.63           $12.00          $10.50           $10.06
  Low.......................................       7.88             8.94            7.88             4.56

     The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

     At April 23, 2001, there were 521 shareholders of record and approximately 6,800 persons or entities who held Common Stock in the nominee name. On April 23, 2001, the closing price of the Common Stock was $3.80.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                     FISCAL YEAR
                                  ----------------------------------------------------------------------------------
                                     2000(1)             1999              1998             1997            1996
                                  --------------    --------------    --------------    ------------    ------------
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SALES PER GROSS SQUARE FOOT)
INCOME STATEMENT DATA
Sales...........................    $1,250,604        $1,180,930        $1,057,015        $943,711        $796,116
Cost of sales and occupancy
  expenses......................       912,588           868,145           769,720         678,554         586,744
                                    ----------        ----------        ----------        --------        --------
Gross profit....................       338,016           312,785           287,295         265,157         209,372
Selling, general and
  administrative expenses.......       318,844(2)        283,986           244,833         213,060         182,628
                                    ----------        ----------        ----------        --------        --------
Earnings from operations........        19,172            28,799            42,462          52,097          26,744
Interest expense................           307               209               535             542             762
Investment income...............         2,482             2,970             2,231           1,831           1,460
                                    ----------        ----------        ----------        --------        --------
Earnings before income taxes....        21,347            31,560            44,158          53,386          27,442
Provision for income taxes......         8,005            11,835            16,471          20,100          10,291
                                    ----------        ----------        ----------        --------        --------
Net earnings....................    $   13,342        $   19,725        $   27,687        $ 33,286        $ 17,151
                                    ==========        ==========        ==========        ========        ========
Earnings per common share:
  Basic.........................    $     0.41        $     0.59        $     0.84        $   1.02        $   0.53
                                    ==========        ==========        ==========        ========        ========
  Diluted.......................    $     0.41        $     0.59        $     0.81        $   0.99        $   0.53
                                    ==========        ==========        ==========        ========        ========
Weighted average common shares
  outstanding (in thousands):
  Basic.........................        32,527            33,193            33,155          32,548          32,264
                                    ==========        ==========        ==========        ========        ========
  Diluted.......................        32,639            33,628            34,267          33,674          32,568
                                    ==========        ==========        ==========        ========        ========
SELECTED OPERATING DATA
Stores open (at year end).......           317               287               257             223             203
Gross store square footage
  (in thousands, at year end)...         8,694             7,904             7,026           6,071           5,498
Comparable store sales
  (decrease) increase(3)........          (4.8)%            (2.1)%             0.5%            8.2%            6.9%
Sales per gross square
  foot(4).......................    $      152        $      160        $      160        $    160        $    151
Average sales per store(5)......         4,148             4,302             4,363           4,363           3,965
Capital expenditures............        43,329            31,293            22,855          21,231          16,070
Depreciation and amortization...        20,068            16,624            13,861          11,571          10,595
BALANCE SHEET DATA (AT YEAR END)
Working capital.................    $   92,114        $  104,213        $  102,598        $ 73,553        $ 44,016
Total assets....................       436,627           423,293           377,173         328,316         254,347
Long-term debt..................            --                --               318             608             871
Shareholders' equity............       222,147           211,006           195,477         160,057         123,576

---------------

(1) Consists of 53 weeks.
(2) Beginning January 30, 2000, the first day of fiscal 2000, the Company recognized the sale and the related gross profit from layaways upon delivery of the merchandise to the customer. The cumulative effect of this change at January 30, 2000 was $331,000 ($207,000 after tax) and is included in selling, general and administrative expenses in fiscal 2000. See Note 1 in the Notes to the Consolidated Financial Statements.
(3) Comparable store sales are based on stores that operated throughout the fiscal year (including relocated, remodeled and expanded stores) and that were in operation for the entire previous fiscal year (computed on comparable 52-week periods).
(4) Sales per gross square foot is calculated by dividing (i) sales from stores that operated throughout the fiscal year (including relocated, remodeled and expanded stores) and that were in operation for the entire previous fiscal year (computed on comparable 52-week periods) by (ii) the gross square footage related to those stores.
(5) Average sales per store is calculated by dividing (i) total sales during such fiscal year less sales attributable to new stores opened and stores closed during the fiscal year by (ii) the number of stores open at the end of the fiscal year less new stores opened during the fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REPORT OF MANAGEMENT

     Management is responsible for the integrity and objectivity of all financial information presented in this Form 10-K. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America and include, where necessary, certain amounts based on the best estimates and judgments of management.

     In fulfilling its responsibility for the reliability of financial information, management has developed and maintains accounting systems and procedures appropriately supported by internal accounting controls. Such controls include the selection and training of qualified personnel, an organizational structure providing for appropriate division of responsibility, communication of approved accounting, control and business practices, and a program of internal audit. Although no system of internal accounting controls can ensure that all errors or irregularities have been eliminated, management believes that the controls in place provide reasonable assurance, at reasonable cost, that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management's authorization, and that the financial records are reliable for preparing financial statements. The consolidated financial statements of the Company have been audited by Deloitte & Touche LLP, the Company's independent auditors. Their report is based on their audits conducted in accordance with auditing standards generally accepted in the United States of America.

     The Audit Committee of the Board of Directors, consisting solely of outside directors, serves in an oversight role to assure the integrity and objectivity of the Company's financial reporting process. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It also meets periodically with management and the independent and internal auditors to assure they are carrying out their responsibilities. The independent and internal auditors have full and free access to the Audit Committee and meet with it periodically with and without management's presence.

RESULTS OF OPERATIONS -- FOURTH QUARTER FISCAL 2000 COMPARED WITH FOURTH QUARTER FISCAL 1999

     The following table sets forth the Company's unaudited results of operations for the quarters indicated (in thousands, except per share amounts):

                                                               FOURTH QUARTER
                                                     -----------------------------------
                                                     2000 (14 WEEKS)    1999 (13 WEEKS)
                                                     ----------------   ----------------
Sales..............................................  $400,275   100.0%  $390,927   100.0%
Cost of sales and occupancy expenses...............   289,381    72.3    307,508    78.7
                                                     --------   -----   --------   -----
Gross profit.......................................   110,894    27.7     83,419    21.3
Selling, general and administrative expenses.......    93,656    23.4     83,004    21.2
                                                     --------   -----   --------   -----
Earnings from operations...........................    17,238     4.3        415     0.1
Interest expense...................................       141     0.0         52     0.0
Investment income..................................       719     0.2      1,007     0.2
                                                     --------   -----   --------   -----
Earnings before income taxes.......................    17,816     4.5      1,370     0.3
Provision for income taxes.........................     6,681     1.7        512     0.1
                                                     --------   -----   --------   -----
Net earnings.......................................  $ 11,135     2.8%  $    858     0.2%
                                                     ========   =====   ========   =====
Earnings per common share:
  Basic............................................  $   0.34           $   0.03
                                                     ========           ========
  Diluted..........................................  $   0.34           $   0.03
                                                     ========           ========
Weighted average common shares outstanding:
  Basic............................................    32,480             32,951
                                                     ========           ========
  Diluted..........................................    32,538             33,082
                                                     ========           ========

     Overview. In the fourth quarter of fiscal 2000, the Company opened seven new stores and relocated six stores, bringing the total number of stores in operation at February 3, 2001 to 317, compared with 287 at January 29, 2000. In the fourth quarter of fiscal 1999, eight new stores were opened, two stores were relocated, one store was remodeled, and one store was closed. Net earnings were $11,135,000, or 2.8% of sales, in the fourth quarter of fiscal 2000 compared with $858,000, or 0.2% of sales, in the fourth quarter of fiscal 1999.

     Sales. Sales for the fourth quarter of fiscal 2000 were $400,275,000, a 2.4% increase over the $390,927,000 for the fourth quarter of fiscal 1999. This increase of $9,348,000 consisted of (i) $15,950,000 in sales from the additional last week of sales included in the fourth quarter of fiscal 2000 and (ii) $25,316,000 in sales from new and transition stores, offset by (iii) a $31,918,000 decrease in comparable store sales. Comparable store sales for the fourth quarter of fiscal 2000 (on a 13 week basis) decreased 9.2% compared with the corresponding period of the previous fiscal year. The Company believes the decline in comparable store sales in the fourth quarter of fiscal 2000 was due, in part, to poor weather conditions in most of its markets during the month of December and to a reduction in promotional clearance merchandise sales.

     Gross profit. Gross profit for the fourth quarter of fiscal 2000 was $110,894,000, or 27.7% of sales, a $27,475,000 increase compared with the $83,419,000, or 21.3% of sales, in gross profit generated for the fourth quarter of the previous fiscal year. The 6.4% increase in gross profit rate, as a percent of sales, in the fourth quarter of fiscal 2000 compared with the fourth quarter of fiscal 1999 consisted primarily of (i) a 6.8% decrease in cost of sales resulting from better inventory management which reduced promotionally priced clearance merchandise sales and (ii) a 0.4% increase in occupancy costs which were not as well leveraged, as a percent of sales, due to a shortfall in comparable store sales and higher occupancy costs for new and relocated stores.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the fourth quarter of fiscal 2000 were $93,656,000, or 23.4% of sales, an increase of $10,652,000 from $83,004,000, or 21.2% of sales, for the fourth quarter of fiscal 1999. The 2.2% increase in selling, general and administrative expenses, as a percent of sales, in the fourth quarter of fiscal 2000 compared with the fourth quarter of fiscal 1999 resulted primarily from increases of (i) 0.7% in payroll costs, (ii) 0.2% in advertising and promotional expense, (iii) 0.3% in depreciation expense, and (iv) 1.0% in all other selling, general and administrative expenses.

     Interest expense. Interest expense for the fourth quarter of fiscal 2000 increased by $89,000 compared with the fourth quarter of fiscal 1999 primarily consisting of a $73,000 increase in interest expense on borrowings under the credit agreement during the fourth quarter of fiscal 2000 compared with the fourth quarter of fiscal 1999.

     Investment income. Investment income for the fourth quarter of fiscal 2000 decreased by $288,000 compared with the fourth quarter of fiscal 1999 consisting of a $139,000 reduction from a decrease in invested funds during the fourth quarter of fiscal 2000 and a $149,000 reduction from a decrease in the investment of EDP Plan assets.

     Income taxes. The provision for income taxes for the fourth quarter of fiscal 2000 was $6,681,000, for an effective tax rate of 37.5% of earnings before income taxes, compared with $512,000, for an effective tax rate of 37.4% of earnings before income taxes, for the fourth quarter of fiscal 1999.

RESULTS OF OPERATIONS -- FISCAL 2000, 1999 AND 1998

     The following table sets forth the Company's results of operations as a percent of sales for the fiscal years indicated:

                                                                    FISCAL YEAR
                                                        ------------------------------------
                                                           2000         1999         1998
                                                        (53 WEEKS)   (52 WEEKS)   (52 WEEKS)
                                                        ----------   ----------   ----------
Sales.................................................    100.0%       100.0%       100.0%
Cost of sales and occupancy expenses..................     73.0         73.5         72.8
                                                          -----        -----        -----
Gross profit..........................................     27.0         26.5         27.2
Selling, general and administrative expenses..........     25.5         24.0         23.2
                                                          -----        -----        -----
Earnings from operations..............................      1.5          2.5          4.0
Interest expense......................................      0.0          0.0          0.0
Investment income.....................................      0.2          0.2          0.2
                                                          -----        -----        -----
Earnings before income taxes..........................      1.7          2.7          4.2
Provision for income taxes............................      0.6          1.0          1.6
                                                          -----        -----        -----
          Net earnings................................      1.1%         1.7%         2.6%
                                                          =====        =====        =====

  Fiscal 2000 Compared with Fiscal 1999

     Overview. In fiscal 2000, the Company opened 32 new stores, relocated 12 stores, remodeled one store, and closed two stores, bringing the total number of stores in operation at February 3, 2001 to 317 compared with 287 at January 29, 2000. In fiscal 1999, 32 new stores were opened, 15 stores were relocated, five stores were remodeled, and two stores were closed. Net earnings were $13,342,000, or 1.1% of sales, in fiscal 2000, compared with net earnings of $19,725,000, or 1.7% of sales, in fiscal 1999.

     Sales. Sales for fiscal 2000 were $1,250,604,000, a 5.9% increase over the $1,180,930,000 for fiscal 1999. This increase of $69,674,000 consisted of (i) $15,950,000 in sales from the additional last week of sales included in the fourth quarter of fiscal 2000 and (ii) an increase of $106,800,000 in new and transition stores, offset by (iii) a decrease of $53,076,000 in comparable store sales. Comparable store sales for fiscal 2000 (on a 52 week basis) decreased 4.8% compared with fiscal 1999. The Company believes that (i) unseasonable weather at certain times during the year, (ii) unbalanced inventories that led to significant promotional activities at lower price points, (iii) a more competitive retail environment, and (iv) a general economic slowdown were the primary causes for the decrease in comparable store sales during fiscal 2000. The largest sales decreases during fiscal 2000 were in the men's and junior's divisions and the basic denim departments.

     Gross profit. Gross profit for fiscal 2000 was $338,016,000, or 27.0% of sales, a $25,231,000 increase over the $312,785,000, or 26.5% of sales, in gross profit generated for fiscal 1999. The 0.5% increase in gross profit rate, as a percent of sales, in fiscal 2000 compared with fiscal 1999 resulted primarily from (i) a 0.9% decrease in cost of sales resulting from better inventory management which reduced promotionally priced clearance merchandise sales and
(ii) a 0.4% increase in occupancy costs which were not leveraged due to the shortfall in comparable store sales and higher occupancy costs for new and relocated stores.

     Selling, general and administrative expenses. Selling, general and administrative expenses for fiscal 2000 were $318,844,000, or 25.5% of sales, an increase of $34,858,000 from $283,986,000 for fiscal 1999, or 24.0% of sales.
The 1.5% increase in selling, general and administrative expenses, as a percent of sales, in fiscal 2000 compared with fiscal 1999 resulted primarily from an increase of (i) 0.6% in payroll costs, (ii) 0.5% in advertising and promotional expenses and (iii) 0.4% in all other selling, general and administrative expenses.

     Interest expense. Interest expense for fiscal 2000 increased by $98,000 compared with fiscal 1999 primarily consisting of a $73,000 increase in the interest expense on borrowings under the credit agreement during fiscal 2000 compared with fiscal 1999.

     Investment income. Investment income for fiscal 2000 decreased by $488,000 compared with fiscal 1999 consisting of a $383,000 reduction from a decrease in invested funds during fiscal 2000 and a $105,000 reduction from a decrease in the investment of EDP Plan assets.

     Income taxes. The provision for income taxes for fiscal 2000 was $8,005,000, for an effective tax rate of 37.5% of earnings before income taxes, compared with $11,835,000, for an effective tax rate of 37.5% of earnings before income taxes, for fiscal 1999.

  Fiscal 1999 Compared with Fiscal 1998

     Overview. In fiscal 1999, the Company opened 32 new stores, relocated 15 stores, remodeled five stores, and closed two stores, bringing the total number of stores in operation at January 29, 2000 to 287 compared with 257 at January 30, 1999. In fiscal 1998, 36 new stores were opened, seven stores were relocated, three stores were remodeled, and two stores were closed. Net earnings were $19,725,000, or 1.7% of sales, in fiscal 1999, compared with net earnings of $27,687,000, or 2.6% of sales, in fiscal 1998.

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

     Gross profit. Gross profit for fiscal 1999 was $312,785,000, or 26.5% of sales, a $25,490,000 increase over the $287,295,000, or 27.2% of sales, in gross profit generated for fiscal 1998. The 0.7% decrease in gross profit, as a percent of sales, resulted primarily from (i) a 0.4% increase in cost of sales resulting from the implementation of an aggressive merchandise promotional strategy during fiscal 1999 and (ii) a 0.3% increase in occupancy costs which were not leveraged due to the shortfall in comparable store sales and higher occupancy costs for new and relocated stores.

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

LIQUIDITY AND CAPITAL RESOURCES

  Financial position

     The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit agreement (see "Outlook" below). The Company's working capital was $92,114,000 at February 3, 2001 compared with $104,213,000 at January 29, 2000 and $102,598,000 at
January 30, 1999.

     The Company has an unsecured revolving line of credit expiring June 30, 2001, which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to an aggregate of $115,000,000. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments, and capital expenditures. At February 3, 2001 and January 29, 2000, the Company had (i) no cash borrowings under the credit agreement and (ii) letters of credit outstanding not yet reflected in accounts payables of $18,298,000 and $38,648,000, respectively. Cash borrowings averaged $902,000 during fiscal 2000 compared with $10,000 during fiscal 1999, with the highest balance of $22,000,000 in November 2000 compared with $2,000,000 in March 1999. Letters of credit outstanding averaged $55,075,000 during fiscal 2000 compared with $55,153,000 during fiscal 1999, with the highest balance of $79,789,000 in June 2000 compared with $76,941,000 in September 1999. The weighted average interest rates on cash borrowings in fiscal 2000, 1999 and 1998 were 7.9%, 5.2% and 5.6%, respectively.

  Cash flows

     Operating activities provided cash of $25,081,000 in fiscal 2000 compared with $33,588,000 in fiscal 1999 and $27,319,000 in fiscal 1998. Cash used in operating activities in fiscal 2000, 1999 and 1998 was primarily for increased inventory of $24,826,000, $17,207,000 and $14,020,000, respectively, resulting primarily from additional inventory for new stores. Accounts payable provided cash of $3,107,000, $12,528,000 and $4,514,000 in fiscal 2000, 1999 and 1998, respectively. Other assets and liabilities provided cash amounting to $3,827,000 in fiscal 2000 and $3,235,000 in fiscal 1998 compared with cash used of $2,758,000 in fiscal 1999, respectively. Depreciation and amortization expenses were $20,068,000, $16,624,000 and $13,861,000 in fiscal 2000, 1999 and 1998, respectively.

     Cash flows from investing activities reflected a $43,277,000, $31,139,000 and $22,794,000 net use of cash for fiscal 2000, 1999 and 1998, respectively. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores, the new distribution center in Russellville, Arkansas (in fiscal 2000), as well as for upgrading information technology, and for general corporate purposes.

     Cash used in financing activities for fiscal 2000 was $16,353,000 compared with cash provided of $5,558,000 and $20,593,000 in fiscal 1999 and 1998, respectively. Cash management programs maintained by the Company used cash of $13,834,000 in fiscal 2000 compared with cash provided of $10,043,000 and $13,242,000 during fiscal 1999 and 1998, respectively. During fiscal 2000, the Company used $2,931,000 to repurchase 533,000 shares of Common Stock compared with $4,507,000 to repurchase 585,300 shares of Common Stock in fiscal 1999. The Company received $679,000, $237,000 and $2,886,000 in cash and realized a tax benefit of $51,000, $74,000 and $4,728,000 from the issuance of Common Stock on the exercise of stock options in fiscal 2000, 1999 and 1998, respectively.

     In fiscal 1999, the Company entered into a split-dollar life insurance agreement, whereby the Company agreed to pay the premiums for certain second-to-die policies insuring the lives of Mr. and Mrs. Robert M. Goodfriend, which policies are owned by a trust for the benefit of the Goodfriends' children. During each of fiscal 2000 and 1999, the Company paid premiums of $4,195,000 on such policies and expects to pay future premiums currently projected to be approximately $2.4 million and $1.3 million in fiscal 2001 and 2002, respectively. The Company has certain rights under this agreement, including the right to terminate these policies at any time prior to the occurrence of certain "restricting events." See Note 8 in the Notes to Consolidated Financial Statements.

  Outlook

     The Company plans to open approximately 18 new stores, relocate or remodel approximately 13 stores and close at least two stores during fiscal 2001. Capital expenditures are expected to be approximately $30,000,000 in fiscal 2001 primarily for opening new stores, relocating, remodeling and upgrading existing stores, enhancing existing distribution centers, purchasing and upgrading computer systems and equipment, and general corporate purposes.

     In June 1999, the Company's Board of Directors authorized the Company to spend up to $20 million to repurchase Common Stock. Through February 3, 2001, the Company has repurchased 1,118,300 shares for an aggregate of $7.4 million. The Company plans to continue repurchasing shares of Common Stock, from time to time, in the open market or in privately negotiated transactions, depending on price, prevailing market conditions and other factors.

     The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with cash flows from operations, including credit terms from vendors, and the borrowings available under the credit facility (see below) will be sufficient to meet the Company's operating and capital expenditure requirements. Also, an adverse outcome of pending litigation could negatively affect working capital (see "ITEM
3. Legal Proceedings").

     In April 2001, the Company received a commitment expiring June 30, 2001 from a financial institution for a new $130,000,000 multi-year syndicated revolving credit facility. Borrowings under the new facility would be limited to amounts based principally upon the Company's inventory and, under certain circumstances, require compliance with certain financial covenants. The new facility would be secured by the Company's cash, accounts receivable and inventory; borrowings would bear interest at either LIBOR plus an applicable margin or the prime rate. Finalization of the new facility is subject to typical closing conditions (including the satisfactory examination of the Company's books and records, and the negotiation and execution of definitive closing documents) and is expected to be completed in June 2001. There can be no assurance, however, that the Company will be able to finalize this facility.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the captions "Election of Directors -- Director, Director Nominee and Executive Officer Information" and "Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders currently scheduled to be held on June 13, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to information under the caption "Executive Compensation and Other Information" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders currently scheduled to be held on June 13, 2001, but does not include the information under the captions "Compensation Committee Report" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to information under the caption "Voting Rights and Principal Shareholders" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders currently scheduled to be held on June 13, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to information under the caption "Certain Transactions" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders currently scheduled to be held on June 13, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

     The following consolidated financial statements of Goody's and the Independent Auditors' Report thereon are included in Item 8 above:

     - Independent Auditors' Report.

     - Consolidated Statements of Operations for each of the three fiscal years in the period ended February 3, 2001.

     - Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000.

     - Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended February 3, 2001.

     - Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended February 3, 2001.

     - Notes to Consolidated Financial Statements for each of the three fiscal years in the period ended February 3, 2001.

(a)(2) Financial Statement Schedules

     All financial statement schedules are omitted as the required information is inapplicable.

(a)(3) Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT LIST

EXHIBIT
  NO.     REF.                                DESCRIPTION
-------   ----                                -----------
  1.1      a      --  Form of Underwriting Agreement
  3.1      b      --  Amended and Restated Charter of the Registrant
  3.2      c      --  Amended and Restated Bylaws of the Registrant
  4.1             --  See Exhibits 3.1 and 3.2 for provisions of the Amended and
                      Restated Charter and Amended and Restated Bylaws of the
                      Registrant defining rights of holders of Common Stock of the
                      Registrant
 10.1      d      --  Goody's Family Clothing, Inc. Profit Sharing Plan*
 10.2      e      --  Goody's Family Clothing, Inc. 1991 Stock Incentive Plan*
 10.4      f      --  Goody's Family Clothing, Inc. 1993 Stock Option Plan*
 10.5      g      --  Goody's Family Clothing, Inc. Discounted Stock Option Plan
                      for Directors, as amended*
 10.18     h      --  Settlement agreement dated January 5, 1995
 10.29     i      --  Benefit Protection Trust Agreement*
 10.30     j      --  Employment agreement between the Registrant and Marcus H.
                      Smith, Jr.*
 10.31     j      --  Employment agreement between the Registrant and Thomas R.
                      Kelly, Jr.*
 10.32     j      --  Credit agreement between the Registrant, Lenders as
                      identified therein and First Tennessee Bank National
                      Association as Administrative Agent
 10.33     k      --  Master transport agreement between the Registrant and Star
                      Transportation, Inc. dated July 10, 1995
 10.34     l      --  Goody's Family Clothing, Inc. Employee Payroll Investment
                      Plan*
 10.35     m      --  Employment letter from the Registrant to Jay D. Scussel*
 10.36     m      --  Indemnification agreement between the Registrant and Robert
                      M. Goodfriend*
 10.37     m      --  Indemnification agreement between the Registrant and Harry
                      M. Call*
 10.38     m      --  Indemnification agreement between the Registrant and James
                      L. Clayton*
 10.39     m      --  Indemnification agreement between the Registrant and Samuel
                      J. Furrow*
 10.40     m      --  Indemnification agreement between the Registrant and Robert
                      F. Koppel*
 10.41     m      --  Indemnification agreement between the Registrant and Cheryl
                      L. Turnbull*
 10.42     n      --  Amended Credit Agreement between the Registrant, Lenders as identified therein and First Tennessee National Bank
                      Association as Administrative Agent
 10.44     o      --  Indemnification agreement between the Registrant and Irwin
                      L. Lowenstein*

EXHIBIT
  NO.     REF.                                DESCRIPTION
-------   ----                                -----------
 10.45     p      --  Amended Agreement dated May 16, 1997 between the Registrant,
                      GOODY'S MS, LP, and GOODY'S IN, LP as borrowers, TREBOR of
                      TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. as guarantors,
                      Lenders as identified therein and First Tennessee National
                      Bank Association as Administrative Agent
 10.46     q      --  Deferred Compensation Agreement between the Registrant and
                      Robert M. Goodfriend*
 10.47     q      --  Employment letter from the Registrant to Stanley B. Latacha*
 10.48     a      --  Agreement dated August 25, 1997 among the Registrant, Robert
                      M. Goodfriend, Harry M. Call and Edward R. Carlin
 10.50     r      --  Amendment to the Goody's Family Clothing, Inc. Employee
                      Payroll Investment Plan*
 10.51     s      --  Third Amendment Agreement dated May 26, 1998 between the
                      Registrant, GOODY'S MS, LP, GOODY'S IN, LP, GFCTX, LP,
                      GFCTN, LP, GFCGA, LP and GFCFS, Inc. as borrowers, TREBOR of
                      TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. as guarantors,
                      Lenders as identified therein and First Tennessee National
                      Bank Association as Administrative Agent
 10.52     s      --  Employment agreement between the Registrant and Harry M.
                      Call dated May 20, 1998.*
 10.53     s      --  Employment agreement between the Registrant and Edward R.
                      Carlin dated May 20, 1998.*
 10.54     s      --  Employment agreement between the Registrant and Thomas R.
                      Kelly, Jr. dated May 20, 1998.*
 10.55     s      --  Employment agreement between the Registrant and David R.
                      Mullins dated May 20, 1998.*
 10.56     t      --  Employment agreement between the Registrant and Bruce E.
                      Halverson dated May 20, 1998.*
 10.57     t      --  Employment agreement between the Registrant and Stanley B.
                      Latacha dated May 20, 1998.*
 10.58     t      --  Employment agreement between the Registrant and John J.
                      Okvath, III dated May 20, 1998.*
 10.59     t      --  Employment agreement between the Registrant and Jay D.
                      Scussel dated May 20, 1998.*
 10.60     t      --  Employment agreement between the Registrant and Marcus H.
                      Smith, Jr. dated May 20, 1998.*
 10.61     t      --  Employment agreement between the Registrant and Bobby Whaley dated May 20, 1998.*
 10.62     t      --  Severance agreement between the Registrant and Regis J.
                      Hebbeler dated May 20, 1998.*
 10.63     t      --  Severance agreement between the Registrant and Hazel Ann
                      Moxim dated May 20, 1998.*
 10.64     t      --  Severance agreement between the Registrant and David G. Peek dated May 20, 1998.*
 10.65     u      --  Assumption and Consent Agreement dated December 16, 1998 between the Registrant, GOODY'S MS, L.P., GOODY'S IN, LP,
                      GFCTX, LP, GFCTN, LP and GFCGA, LP as borrowers, TREBOR of
                      TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. as guarantors,
                      GFCFS, LLC and First Tennessee National Bank Association as
                      Administrative Agent for the Lenders
 10.66     u      --  Employment agreement between the Registrant and Keith J.
                      Reichelderfer dated January 31, 1999.*
 10.67     u      --  Amendment to Goody's Family Clothing, Inc. 1991 Stock
                      Incentive Plan effective May 13, 1998*
 10.68     u      --  Amendment to Goody's Family Clothing, Inc. 1993 Stock Option
                      Plan effective May 13, 1998*
 10.69     u      --  Amendment to Goody's Family Clothing, Inc. 1997 Stock Option
                      Plan effective May 13, 1998*
 10.70     u      --  Master Transportation and Deconsolidation Agreement between the Registrant and Star Transportation, Inc. dated January
                      1, 1999
 10.71     v      --  Goody's Family Clothing, Inc. Executive Deferral Plan*
 10.72     w      --  Split-Dollar Life Insurance Agreement between the
                      Registrant, Robert and Wendy Goodfriend Irrevocable Trust,
                      and Robert M. Goodfriend.*
 10.73     x      --  Employment agreement between the Registrant and Lana Cain
                      Krauter dated January 10, 2000*
 10.74     x      --  Severance agreement between the Registrant and John G. Wise dated February 14, 2000*
 10.75     x      --  Severance agreement between the Registrant and Michael R.
                      Bryant dated March 14, 2000*
 10.76     x      --  Severance agreement between the Registrant and Michael D.
                      Burgard dated March 14, 2000*
 10.77     y      --  Separation agreement and general release between the
                      Registrant and Keith J. Reichelderfer.*
 10.78     y      --  Separation agreement and general release between the
                      Registrant and Thomas R. Kelly, Jr.*
 10.79     y      --  Goody's Family Clothing, Inc. Amended and Restated 1991
                      Stock Incentive Plan.*
 10.80     y      --  Goody's Family Clothing, Inc. Amended and Restated 1993
                      Stock Option Plan.*
 10.81     y      --  Goody's Family Clothing, Inc. Amended and Restated 1997
                      Stock Option Plan.*
 10.82     y      --  Goody's Family Clothing, Inc. Amended and Restated
                      Discounted Stock Option Plan for Directors.*
 10.83     y      --  Employment agreement between the Registrant and John A.
                      Payne dated July 18, 2000.*
 10.84     y      --  Separation agreement and general release between the
                      Registrant and Harry M. Call.*
 10.85     z      --  Employment agreement between the Registrant and Max W. Jones dated July 31, 2000.*
 10.86     z      --  Fourth Amendment Agreement dated September 30, 2000 between the Registrant, GOODY'S MS, L.P. and GOODY'S IN, L.P. (the
                      "Original Borrowers"), GFCTX, L.P., GFCTN, L.P., GFCGA, L.P.
                      and GFC FS, LLC (the "Additional Borrowers"), TREBOR of TN,
                      Inc., SYDOOG, Inc. and GOFAMCLO, Inc. (the "Guarantors") and
                      the Lenders as identified therein and First Tennessee Bank
                      National Association as Administrative Agent.
 10.87            --  Separation agreement between the Registrant and Chris A.
                      Bullard dated February 4, 2001*
 10.88            --  Employment agreement between the Registrant and David G.
                      Peek dated February 5, 2001*
 10.89            --  Separation agreement between the Registrant and Richard E.
                      Gatian dated February 5, 2001*
 21               --  Subsidiaries of the Registrant

EXHIBIT
  NO.     REF.                                DESCRIPTION
-------   ----                                -----------
 23               --  Consent of Deloitte & Touche LLP

---------------

* The indicated exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K:
a Incorporated herein by reference to exhibit of the same number in Registrant's
  Registration Statement on Form S-3 (Registration No. 333-32409) filed on August 18, 1997 and amended on August 25, 1997 and September 3, 1997.
b Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 019526).
c Incorporated herein by reference exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 019526).
d Incorporated herein by reference to exhibit of the same number in Registrant's
  Registration Statement on Form S-1 (Registration No. 33-42738) originally filed on September 13, 1991.
e Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 30, 1993 (File No. 019526).
f Incorporated herein by reference to the Registrant's Proxy Statement for the
  Annual Meeting of Shareholders held on June 24, 1993.
g Incorporated herein by reference to exhibit 4.1 in Registrant's Registration
  Statement on Form S-8 (Registration No. 333-09595) filed on August 5, 1996.
h Incorporated herein by reference to exhibit 10.1 in Registrant's Current
  Report on Form 8-K dated January 5, 1995 (File No. 019526).
i Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 019526).
j Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended April 29, 1995 (File No. 019526).
k Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 019526).
l Incorporated herein by reference to exhibit 4 in Registrant's Registration
  Statement on Form S-8 (Registration No. 333-00052) originally filed on January 4, 1996.
m Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 019526).
n Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended May 4, 1996 (File No. 019526).
o Incorporated herein by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended February 1, 1997 (File No. 019526).
p Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended May 3, 1997 (File No. 019526).
q Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended August 2, 1997 (File No. 019526).
r Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 (File No. 019526).
s Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended August 1, 1998 (File No. 019526).
t Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 (File No. 019526).
u Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 019526).
v Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (File No. 019526).
w Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (File No. 019526).
x Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 29, 2000 (File No. 019526).
y Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended July 29, 2000 (File No. 019526).
z Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 (File No. 019526).

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

Dated: April 27, 2001

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

            By: /s/ ROBERT M. GOODFRIEND               Chairman of the Board and Chief   April 27, 2001
  ------------------------------------------------       Executive Officer
                Robert M. Goodfriend

              By: /s/ LANA CAIN KRAUTER                President and Chief               April 27, 2001
  ------------------------------------------------       Merchandising Officer
                  Lana Cain Krauter

              By: /s/ EDWARD R. CARLIN                 Executive Vice President, Chief   April 27, 2001
  ------------------------------------------------       Financial Officer and
                  Edward R. Carlin                       Secretary (Principal Financial
                                                         Officer)

                By: /s/ DAVID G. PEEK                  Senior Vice President, Chief      April 27, 2001
  ------------------------------------------------       Accounting Officer and
                    David G. Peek                        Controller (Principal
                                                         Accounting Officer)

              By: /s/ SAMUEL J. FURROW                 Director                          April 27, 2001
  ------------------------------------------------
                  Samuel J. Furrow

              By: /s/ ROBERT F. KOPPEL                 Director                          April 27, 2001
  ------------------------------------------------
                  Robert F. Koppel

             By: /s/ IRWIN L. LOWENSTEIN               Director                          April 27, 2001
  ------------------------------------------------
                 Irwin L. Lowenstein

             By: /s/ CHERYL L. TURNBULL                Director                          April 27, 2001
  ------------------------------------------------
                 Cheryl L. Turnbull

                         GOODY'S FAMILY CLOTHING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-2
Consolidated Statements of Operations for each of the three
  fiscal years in the period ended February 3, 2001.........   F-3
Consolidated Balance Sheets as of February 3, 2001 and
  January 29, 2000..........................................   F-4
Consolidated Statements of Cash Flows for each of the three
  fiscal years in the period ended February 3, 2001.........   F-5
Consolidated Statements of Shareholders' Equity for each of
  the three fiscal years in the period ended February 3,
  2001......................................................   F-6
Notes to Consolidated Financial Statements for each of the
  three fiscal years in the period ended February 3,
  2001......................................................   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Goody's Family Clothing, Inc.

     We have audited the accompanying consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Goody's Family Clothing, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 19, 2001

                         GOODY'S FAMILY CLOTHING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FISCAL YEAR
                                                             ------------------------------------------
                                                                 2000           1999           1998
                                                             ------------   ------------   ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales......................................................   $1,250,604     $1,180,930     $1,057,015
Cost of sales and occupancy expenses.......................      912,588        868,145        769,720
                                                              ----------     ----------     ----------
Gross profit...............................................      338,016        312,785        287,295
Selling, general and administrative expenses...............      318,844        283,986        244,833
                                                              ----------     ----------     ----------
Earnings from operations...................................       19,172         28,799         42,462
Interest expense...........................................          307            209            535
Investment income..........................................        2,482          2,970          2,231
                                                              ----------     ----------     ----------
Earnings before income taxes...............................       21,347         31,560         44,158
Provision for income taxes.................................        8,005         11,835         16,471
                                                              ----------     ----------     ----------
          Net earnings.....................................   $   13,342     $   19,725     $   27,687
                                                              ==========     ==========     ==========
Earnings per common share:
  Basic....................................................   $     0.41     $     0.59     $     0.84
                                                              ==========     ==========     ==========
  Diluted..................................................   $     0.41     $     0.59     $     0.81
                                                              ==========     ==========     ==========
Weighted average common shares outstanding:
  Basic....................................................       32,527         33,193         33,155
                                                              ==========     ==========     ==========
  Diluted..................................................       32,639         33,628         34,267
                                                              ==========     ==========     ==========

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 3,   JANUARY 29,
                                                                 2001          2000
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
                                        ASSETS
Current Assets
  Cash and cash equivalents.................................   $ 62,750      $ 97,299
  Inventories...............................................    207,720       182,894
  Accounts receivable and other current assets..............     17,602        20,352
                                                               --------      --------
          Total current assets..............................    288,072       300,545
Property and equipment, net.................................    138,504       116,892
Other assets................................................     10,051         5,856
                                                               --------      --------
          Total assets......................................   $436,627      $423,293
                                                               ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................   $129,857      $143,685
  Accrued expenses..........................................     61,115        52,647
  Income taxes payable......................................      4,986            --
                                                               --------      --------
          Total current liabilities.........................    195,958       196,332
  Other long-term liabilities...............................      5,361         4,345
  Deferred income taxes.....................................     13,161        11,610
                                                               --------      --------
          Total liabilities.................................    214,480       212,287
                                                               --------      --------
Commitments and Contingencies
Shareholders' Equity
  Preferred stock, par value $1 per share;
     Authorized -- 2,000,000 shares; Issued and
      outstanding -- none
  Class B Common stock, no par value;
     Authorized -- 50,000,000 shares; Issued and
      outstanding -- none
  Common stock, no par value;
     Authorized -- 50,000,000 shares;
     Issued and outstanding -- 32,419,930 and 32,799,380
      shares, respectively..................................     21,580        23,832
Paid-in capital.............................................      9,574         9,523
Retained earnings...........................................    190,993       177,651
                                                               --------      --------
          Total shareholders' equity........................    222,147       211,006
                                                               --------      --------
          Total liabilities and shareholders' equity........   $436,627      $423,293
                                                               ========      ========

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FISCAL YEAR
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net earnings..............................................  $ 13,342   $ 19,725   $ 27,687
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Depreciation and amortization..........................    20,068     16,624     13,861
     Net loss on asset disposals and write-down.............     1,597      2,412      1,612
     Changes in assets and liabilities:
       Inventories..........................................   (24,826)   (17,207)   (14,020)
       Accounts payable.....................................     3,107     12,528      4,514
       Income taxes.........................................     7,966      2,264     (9,570)
       Other assets and liabilities.........................     3,827     (2,758)     3,235
                                                              --------   --------   --------
          Cash provided by operating activities.............    25,081     33,588     27,319
                                                              --------   --------   --------
Cash Flows from Investing Activities:
  Acquisitions of property and equipment....................   (43,329)   (31,293)   (22,855)
  Proceeds from sale of property and equipment..............        52        154         61
                                                              --------   --------   --------
          Cash used in investing activities.................   (43,277)   (31,139)   (22,794)
                                                              --------   --------   --------
Cash Flows from Financing Activities:
  Repayment of long-term debt...............................      (318)      (289)      (263)
  Exercise of stock options.................................       730        311      7,614
  Shares repurchased and retired............................    (2,931)    (4,507)        --
  Changes in cash management accounts.......................   (13,834)    10,043     13,242
                                                              --------   --------   --------
          Cash (used in) provided by financing activities...   (16,353)     5,558     20,593
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........   (34,549)     8,007     25,118
Cash and cash equivalents, beginning of year................    97,299     89,292     64,174
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 62,750   $ 97,299   $ 89,292
                                                              ========   ========   ========
Supplemental Disclosures:
  Income tax payments.......................................  $  4,209   $ 15,423   $ 22,085
  Interest payments.........................................       319        210        531

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     COMMON STOCK
                                                   ----------------   PAID-IN   RETAINED
                                                   SHARES   AMOUNT    CAPITAL   EARNINGS    TOTAL
                                                   ------   -------   -------   --------   --------
                                                                    (IN THOUSANDS)
Balance January 31, 1998.........................  32,704   $25,097   $4,721    $130,239   $160,057
Net earnings.....................................      --        --       --      27,687     27,687
Exercise of stock options........................     627     3,005    4,728          --      7,733
                                                   ------   -------   ------    --------   --------
Balance January 30, 1999.........................  33,331    28,102    9,449     157,926    195,477
Net earnings.....................................      --        --       --      19,725     19,725
Shares repurchased and retired                       (586)   (4,507)      --          --     (4,507)
Exercise of stock options........................      54       237       74          --        311
                                                   ------   -------   ------    --------   --------
Balance January 29, 2000.........................  32,799    23,832    9,523     177,651    211,006
Net earnings.....................................      --        --       --      13,342     13,342
Shares repurchased and retired...................    (533)   (2,931)      --          --     (2,931)
Exercise of stock options........................     154       679       51          --        730
                                                   ------   -------   ------    --------   --------
Balance February 3, 2001.........................  32,420   $21,580   $9,574    $190,993   $222,147
                                                   ======   =======   ======    ========   ========

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000 AND JANUARY 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of business. Headquartered in Knoxville, Tennessee, Goody's Family Clothing, Inc. and subsidiaries (the "Company") is a retailer of moderately-priced family apparel operating 317 stores in 18 states (all under one business segment) as of February 3, 2001.

     Fiscal year end. The Company's fiscal year ends on the Saturday nearest the last day of January. Fiscal 2000, 1999 and 1998 refer to the Company's fiscal years ended February 3, 2001 (53 weeks), January 29, 2000 (52 weeks) and January 30, 1999 (52 weeks), respectively.

     Principles of consolidation. The consolidated financial statements include the accounts of Goody's Family Clothing, Inc. and its subsidiaries, all of which are wholly-owned. All material intercompany balances and transactions have been eliminated.

     Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents. Cash equivalents consist of highly liquid investments, such as money market accounts, deposit accounts, government-backed securities, and overnight repurchase agreements, each with a maturity of less than three months. The cost of these investments approximate their fair market value.

     Amounts due banks upon the clearance of certain checks under the Company's cash management programs are included in both accounts payable and accrued expenses at February 3, 2001 and January 29, 2000 and aggregated $27,998,000 and $41,832,000, respectively.

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

     Impairment of long-lived assets. The Company continually evaluates its investment in long-lived assets used in operations at the individual store level, which is the lowest level at which individual cash flows can be identified. When evaluating assets for potential impairment, the Company first compares the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss is recorded. The impairment loss is generally the excess of the carrying amount of the asset over the asset's estimated future discounted cash flows.

     Revenue recognition. The Company recognizes revenue from the sale of merchandise at the time merchandise is sold and delivery is taken by the customer. At each period end, an estimate of sales returns is recorded. Service revenue is recognized at the time the service is provided. The Company terminated all leased department operations during fiscal 1999. Net rental income from leased departments during fiscal 1999 and 1998 aggregated $3,372,000 and $6,622,000, respectively, and is included in sales.

     The Company changed its method of recording layaway sales in fiscal 2000. Prior to fiscal 2000, the Company recorded the sale and related gross profit from a layaway on receipt of the initial layaway deposit from its customers. Beginning January 30, 2000, the first day of fiscal 2000, the Company recognized the sale and the related gross profit from layaways upon delivery of the merchandise to the customer. The pre-tax cumulative effect of this change at January 30, 2000 was $331,000 and is included in selling, general and administrative expenses in fiscal 2000. Pro forma operating results for full-year fiscal 1999 and 1998 would not be significantly different than historically reported results had this new accounting methodology for layaways been retroactively applied to those years. However, this change in methodology would have slightly modified the reported unaudited operating results between certain quarters within those years.

                         GOODY'S FAMILY CLOTHING, INC.

     Advertising. The Company expenses all advertising expenditures as incurred. Advertising expenses, net of vendor reimbursements, were $62,795,000, $54,101,000 and $46,723,000 for fiscal 2000, 1999 and 1998, respectively.

     Store opening and closing costs. New and relocated store opening costs are charged directly to expense when incurred. When the Company decides to close or relocate a store, the estimated unrecoverable costs to be incurred upon or after the store closing, principally consisting of the remaining lease obligation, are charged to expense.

     Insurance. The Company is self-insured for workers' compensation, employee health benefits and general liability up to a predetermined stop-loss amount. Third party insurance coverage is maintained for claims that exceed the predetermined stop-loss amount. The Company's self-insurance accruals are calculated using either standard insurance industry actuarial assumptions or the Company's historical claims experience.

     Income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial reporting basis of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the future years in which the differences are expected to affect taxable income.

     Earnings per common share. Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding and potentially dilutive common shares. Weighted average diluted shares outstanding differs from weighted average basic shares outstanding solely from the effect of dilutive stock options under the treasury stock method and amounted to 112,000, 435,000 and 1,112,000 shares for fiscal 2000, 1999 and 1998, respectively. Stock options to purchase 2,556,000, 2,517,000 and 1,203,000 shares of the Company's common stock in fiscal 2000, 1999 and 1998, respectively, were excluded from the computation of weighted average diluted shares outstanding because they would have been antidilutive.

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

     Fair value disclosures of financial instruments. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS" No. 133) which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement, as amended, is effective for the Company's 2001 fiscal year. The Company adopted SFAS No. 133 and related amendments on February 4, 2001. The Company does not hold any derivative financial instruments and, accordingly, the adoption of SFAS No. 133 did not have any effect on its consolidated financial statements.

     Reclassifications. Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation.

                         GOODY'S FAMILY CLOTHING, INC.

2. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                              FEBRUARY 3,   JANUARY 29,
                                                                 2001          2000
                                                              -----------   -----------
Land........................................................   $  3,807      $  3,532
Buildings...................................................     35,216        26,966
Leasehold improvements......................................     27,869        24,617
Furniture and equipment.....................................    164,349       136,806
                                                               --------      --------
                                                                231,241       191,921
Less accumulated depreciation and amortization..............     92,737        75,029
                                                               --------      --------
          Property and equipment, net.......................   $138,504      $116,892
                                                               ========      ========

Impairment charges for property and equipment were $1,196,000, $779,000 and $733,000 in fiscal 2000, 1999 and 1998, respectively.

3. CREDIT ARRANGEMENTS

     The Company has a credit agreement for an unsecured revolving line of credit expiring June 30, 2001, which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to an aggregate of $115,000,000. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin,
(ii) letter of credit fees based on the number of days a letter of credit is outstanding times an applicable fee and (iii) an annual commitment fee payable quarterly in advance. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments, and capital expenditures. The Company is in the process of negotiating a new asset-based credit facility that is expected to be finalized by June 30, 2001.

     At February 3, 2001 and January 29, 2000, the Company had no cash borrowings under its credit agreement. Letters of credit outstanding not yet reflected in accounts payable aggregated $18,298,000 and $38,648,000 at February 3, 2001 and January 29, 2000, respectively. Cash borrowings under the Company's line of credit averaged $902,000, $10,000 and $3,515,000 during fiscal 2000, 1999 and 1998, respectively. The highest balances of cash borrowings were $22,000,000 in November 2000, $2,000,000 in March 1999, and $40,000,000 in
November and December 1998. The weighted average interest rates on cash borrowings in fiscal 2000, 1999 and 1998 were 7.9%, 5.2% and 5.6%, respectively.

4. INCOME TAXES

     The provision for income taxes for the years indicated consisted of the following (in thousands):

                                                                    FISCAL YEAR
                                                             --------------------------
                                                              2000     1999      1998
                                                             ------   -------   -------
Current
  Federal..................................................  $5,295   $ 8,259   $15,219
  State....................................................     518       778     1,262
                                                             ------   -------   -------
          Total current....................................   5,813     9,037    16,481
                                                             ------   -------   -------
Deferred
  Federal..................................................   1,819     2,647        32
  State....................................................     373       151       (42)
                                                             ------   -------   -------
          Total deferred...................................   2,192     2,798       (10)
                                                             ------   -------   -------
          Provision for income taxes.......................  $8,005   $11,835   $16,471
                                                             ======   =======   =======

                         GOODY'S FAMILY CLOTHING, INC.

     The provision for income taxes differed from the amounts computed by applying the federal statutory rate to earnings before income taxes as follows (in thousands):

                                                                    FISCAL YEAR
                                                             --------------------------
                                                              2000     1999      1998
                                                             ------   -------   -------
Tax expense at statutory rate..............................  $7,471   $11,047   $15,456
State taxes, net of federal benefit........................     626       876     1,086
Effect of tax-exempt income................................    (349)     (333)     (206)
Effect of other items......................................     257       245       135
                                                             ------   -------   -------
          Provision for income taxes.......................  $8,005   $11,835   $16,471
                                                             ======   =======   =======

     The tax effects of temporary differences were as follows (in thousands):

                                                              FEBRUARY 3,   JANUARY 29,
                                                                 2001          2000
                                                              -----------   -----------
Current asset
  Inventory carrying cost...................................    $ 1,319       $ 1,438
  Net operating loss carryforward...........................        343           400
  Accrued expenses and other................................      4,341         5,593
                                                                -------       -------
          Current deferred tax asset........................    $ 6,003       $ 7,431
                                                                =======       =======
Deferred liability
  Depreciation..............................................    $13,536       $11,974
  Other.....................................................       (375)         (364)
                                                                -------       -------
          Long-term deferred tax liability..................    $13,161       $11,610
                                                                =======       =======

     The Company has net operating loss carryforwards for state income tax purposes aggregating $27,974,000 at February 3, 2001, which expire in fiscal 2013, 2014 and 2015. Current deferred tax assets are included in accounts receivable and other current assets.

5. STOCK OPTIONS

     The Company currently has four stock option plans: the Goody's Family Clothing, Inc. 1991 Stock Incentive Plan (the "1991 Plan"), the Goody's Family Clothing, Inc. 1993 Stock Option Plan (the "1993 Plan"), the Goody's Family Clothing, Inc. 1997 Stock Option Plan (the "1997 Plan") and the Discounted Stock Option Plan for Directors (the "Directors' Plan").

     The 1991 Plan, 1993 Plan and 1997 Plan provide for the grant of nonqualified and incentive stock options to key associates and directors and formula options to non-associate directors. The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the Company's common stock for incentive options or formula options on the date of grant) and the vesting and exercise periods. The options typically vest in equal installments over five years from the date of grant and are generally exercisable up to 10 years from the date of grant. The Company is authorized to issue an aggregate of 5,650,000 shares of common stock under the 1991 Plan, 1993 Plan and 1997 Plan.

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

                         GOODY'S FAMILY CLOTHING, INC.

     A summary of the stock option activity and the related weighted average exercise prices for all the option plans is as follows:

                                                SHARES AVAILABLE   OUTSTANDING   WEIGHTED AVERAGE
                                                   FOR GRANT         OPTIONS      EXERCISE PRICE
                                                ----------------   -----------   ----------------
As of January 31, 1998........................     1,571,164        3,675,004         $ 7.39
  Granted.....................................      (609,192)         609,192          21.13
  Exercised...................................            --         (627,064)          4.60
  Forfeited...................................        94,338          (94,338)         12.44
                                                   ---------        ---------
As of January 30, 1999........................     1,056,310        3,562,794          10.09
  Granted.....................................      (539,970)         539,970           6.91
  Exercised...................................            --          (53,900)          4.40
  Forfeited...................................       159,550         (159,550)         12.62
                                                   ---------        ---------
As of January 29, 2000........................       675,890        3,889,314           9.62
  Granted.....................................      (297,745)         297,745           5.04
  Exercised...................................            --         (153,550)          9.55
  Forfeited...................................       793,275         (793,275)         11.43
                                                   ---------        ---------
As of February 3, 2001........................     1,171,420        3,240,234           9.01
                                                   =========        =========

     The following table summarizes information about stock options outstanding at February 3, 2001:

                                                  OUTSTANDING OPTIONS                   EXERCISABLE OPTIONS
                                       ------------------------------------------   ---------------------------
                                                            WEIGHTED
                                                            AVERAGE      WEIGHTED                      WEIGHTED
                                           OPTIONS         REMAINING     AVERAGE        OPTIONS        AVERAGE
                                        OUTSTANDING AT    CONTRACTUAL    EXERCISE    EXERCISABLE AT    EXERCISE
RANGE OF EXERCISE PRICES               FEBRUARY 3, 2001   LIFE (YEARS)    PRICE     FEBRUARY 3, 2001    PRICE
------------------------               ----------------   ------------   --------   ----------------   --------
$ 2.41 to $ 5.69.....................     1,485,284           8.9         $ 4.68       1,010,745        $ 4.64
  6.00 to  10.88.....................     1,085,656           7.9           8.73         863,476          8.57
 11.25 to  16.00.....................       252,794           7.1          13.79         143,994         13.71
 17.13 to  22.00.....................       328,000           7.4          21.33         128,000         21.25
 24.00 to  27.50.....................        88,500           7.4          25.73          23,600         26.07
                                          ---------                                    ---------
                                          3,240,234                                    2,169,815
                                          =========                                    =========

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to adopt the disclosure-only provisions of SFAS No. 123 and to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation cost has been recognized for the stock options granted under the various stock option plans to associates. If compensation cost for the Company's stock option plans had been determined based on the fair value on the date of grant for awards in fiscal 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per common share would have been reduced to the pro forma amounts indicated below:

                                            FISCAL 2000            FISCAL 1999            FISCAL 1998
                                        --------------------   --------------------   --------------------
                                           AS                     AS                     AS
                                        REPORTED   PRO FORMA   REPORTED   PRO FORMA   REPORTED   PRO FORMA
                                        --------   ---------   --------   ---------   --------   ---------
Net earnings (in thousands)...........  $13,342     $12,761    $19,725     $18,316    $27,687     $26,012
Earnings per common share:
  Basic...............................     0.41        0.39       0.59        0.55       0.84        0.78
  Diluted.............................     0.41        0.39       0.59        0.54       0.81        0.76

     The fair value of the options granted under the Company's various stock option plans during fiscal 2000, 1999 and 1998 was estimated on their date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 58%, 55% and 63%, respectively; risk free interest rates of 6.3%, 6.0% and 5.5%, respectively; and expected lives of 4, 4 and 7 years, respectively. The weighted average fair value of options granted was $2.75, $3.47 and $14.28 for fiscal 2000, 1999 and 1998, respectively.

                         GOODY'S FAMILY CLOTHING, INC.

6. BENEFIT PLANS

     The Company maintains the Goody's Family Clothing, Inc. 401(k) Retirement Plan (the "401(k) Plan") with a salary deferral feature for all eligible associates. Under the terms of the 401(k) Plan, eligible associates may contribute between 3% and 15% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the 401(k) Plan. The Company provides matching contributions to the 401(k) Plan, which are discretionary, vest over an associate's service period and are based on a percent of the associates' elected contributions. These matching contributions amounted to $882,000, $827,000 and $826,000 for fiscal 2000, 1999 and 1998, respectively.

     In July 1999, the Company adopted the Goody's Family Clothing, Inc. Executive Deferral Plan (the "EDP Plan") with a salary deferral feature for all eligible associates. Under the terms of the EDP Plan, eligible associates may contribute between 3% and 20% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the EDP Plan. The Company provides matching contributions to the EDP Plan, which are discretionary, vest over an associate's service period and are based upon a percent of the associates' elected contributions. These matching contributions amounted to $79,000 and $85,000 in fiscal 2000 and 1999, respectively. Included in other assets at February 3, 2001 and January 29, 2000 are investments (which are classified as "trading securities" for financial reporting purposes) of the EDP Plan held in a rabbi trust aggregating $718,000 and $399,000, respectively. The Company is restricted from the use of such investments for operating purposes.

     The Company also has an Employee Payroll Investment Plan that allows eligible associates to purchase its common stock at fair market value through regular payroll deductions.

7. LEASE OBLIGATIONS

     The Company leases its stores under operating leases, the majority of which expire at various times during the next 10 years. The Company can, at its option, renew most of these leases at rents which are fixed based at their then current fair rental value. Payments under store leases consist of a fixed minimum rent, additional rent based on a percent of sales in excess of stipulated amounts ("percentage rent") and real estate taxes, insurance, and common area maintenance costs. The Company also leases certain data processing and store systems equipment.

     The future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at February 3, 2001 are as follows (in thousands):

FISCAL YEAR
-----------
2001........................................................  $ 64,896
2002........................................................    63,234
2003........................................................    59,925
2004........................................................    53,700
2005........................................................    48,815
Thereafter..................................................   228,902
                                                              --------
          Total.............................................  $519,472
                                                              ========

     Total rental expense for operating leases for fiscal 2000, 1999 and 1998 were $72,541,000, $63,281,000 and $53,173,000, respectively, including percentage rent of $242,000, $350,000 and $545,000, respectively.

8. RELATED PARTY TRANSACTIONS

     The Company has entered into the following related party transactions with respect to Robert M. Goodfriend (the Company's Chairman of the Board and Chief Executive Officer and beneficial owner of approximately 42.1% of the Company's common stock):

     Since 1987, the Company has, by agreement (the "Initial Agreement"), paid premiums on certain split-dollar life insurance policies covering the life of Mr. Goodfriend. During each of fiscal 1999 and 1998, the Company paid premiums of $54,000 in accordance with the Initial Agreement. The Company terminated the policies under this Initial Agreement in January 2000, and received the cash surrender value of these policies aggregating $2,144,000 in February 2000. The receivable for such proceeds was included in accounts receivable and other current assets at January 29, 2000.

                         GOODY'S FAMILY CLOTHING, INC.

     During fiscal 1999, the Company entered into a new split-dollar life insurance agreement (the "New Agreement") and therein agreed to pay the premiums for certain second-to-die policies insuring the lives of Mr. and Mrs. Goodfriend. These policies are owned by a trust for the benefit of the Goodfriends' children (the "Trust"). The Company, however, has certain rights including the right to terminate these policies at any time prior to the occurrence of the following "restricting events": (i) a change of control (as defined in the New Agreement), (ii) the termination of Mr. Goodfriend's employment by the Company, or (iii) unless certain conditions are met, the death of Mr. Goodfriend. The Company will be reimbursed for all premiums paid by it on the policies' termination (subject to deficiencies in the cash surrender value from the early termination of the policies prior to a restricting event). The New Agreement generally provides that one-half of the new coverage would terminate should Mr. Goodfriend decrease his Company ownership below 20%. The Trust has the right, but not the obligation, to purchase the policies from the Company at any time for a purchase price equal to the cumulative premiums paid by the Company on the policies; should the policies be purchased, all of the Company's future obligations would cease.

     The Company paid premiums aggregating $4,195,000 in each of fiscal 2000 and 1999, respectively, on the policies covered by the New Agreement. The cash surrender value of all policies covered by the New Agreement at February 3, 2001 and January 29, 2000 aggregated $7,659,000 and $3,823,000, respectively; such amounts are included in other assets. In addition, the Company paid a premium of $47,510 on a term policy on the life of Mr. Goodfriend in connection with the New Agreement during each of fiscal 2000 and 1999.

     The Company paid rent and taxes amounting to $311,000, $310,000 and $374,000 for fiscal 2000, 1999 and 1998, respectively, for a store leased from another trust benefiting Mr. Goodfriend's children. Future commitments at February 3, 2001 under this related party lease are $2,336,000.

     The Company had a promissory note payable to its founder and former chairman, Mike D. Goodfriend, and his wife, who are the parents of Robert M. Goodfriend. The debt, which is included in accrued expenses at January 29, 2000, was fully repaid in January 2001. Interest paid on this debt was $32,000, $61,000 and $87,000 during fiscal 2000, 1999 and 1998, respectively.

9. CONTINGENCIES

     In February 1999, a lawsuit was filed in the United States District Court for the Middle District of Georgia and was served on the Company and Robert M. Goodfriend, its Chairman and Chief Executive Officer, by 20 named plaintiffs, generally alleging that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures and by maintaining unequal terms and conditions of employment. The plaintiffs further allege that the Company maintained a racially hostile working environment. The plaintiffs' claims are being brought under Title VII of the Civil Rights Act of 1964, as amended, and under the Civil Rights Act of 1866. The plaintiffs are seeking to have this action certified as a class action. By way of damages, the plaintiffs are seeking, among other things, injunctive relief (including restructuring of the Company's selection and compensation procedures) as well as back pay, an award of attorneys' fees and costs, and other monetary relief. The Company disputes these claims and intends to continue to defend this matter vigorously. The Company is unable to estimate the effect, if any, the above lawsuit may have on the Company's financial position or results of operations.

     In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. Management does not currently believe that the ultimate outcome of all such other pending legal proceedings (other than the matter noted in the paragraph above), individually and in the aggregate, would have a material adverse effect on the Company's financial position and results of operations.

                         GOODY'S FAMILY CLOTHING, INC.

10. SELECTED QUARTERLY DATA (UNAUDITED)

     Following is a summary of unaudited results of operations for the respective fiscal quarters (in thousands, except per share amounts):

                                     FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                     -------------   --------------   -------------   --------------
FISCAL 2000
  Sales............................    $278,283         $295,496        $276,550         $400,275
  Gross profit.....................      79,204           65,343          82,575          110,894
  Net earnings (loss)..............       4,074(1)        (3,502)          1,635           11,135
  Earnings (loss) per common share:
     Basic.........................        0.12(1)         (0.11)           0.05             0.34
     Diluted.......................        0.12(1)         (0.11)           0.05             0.34
FISCAL 1999
  Sales............................    $250,749         $271,462        $267,792         $390,927
  Gross profit.....................      73,471           81,737          74,158           83,419
  Net earnings.....................       7,425            9,873           1,569              858
  Earnings per common share:
     Basic.........................        0.22             0.30            0.05             0.03
     Diluted.......................        0.22             0.29            0.05             0.03

     (1) On January 30, 2000, the first day of the first quarter of fiscal 2000, the Company changed its accounting methodology to recognize the sale and related gross profit from layaways upon delivery of the merchandise to the customer. Net earnings for the first quarter of fiscal 2000 includes a charge for the after-tax cumulative effect of this accounting change at its adoption date of $207,000 ($0.01 per dilutive share). See Note 1.