Form 10-Q
period 2001-05-05
GOODYS FAMILY CLOTHING INC /TN
filed 2001-05-25
CIK 879123

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001
                               -------------------------------------------------

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

  Common Stock, no par value, 32,419,930 shares outstanding as of May 23, 2001.

                          GOODY'S FAMILY CLOTHING, INC.
                               INDEX TO FORM 10-Q
                                   MAY 5, 2001



Part I - Financial Information:

     Item 1 - Financial Statements

         Consolidated Statements of Operations............................................   3

         Consolidated Balance Sheets......................................................   4

         Consolidated Statements of Cash Flows............................................   5

         Notes to Consolidated Financial Statements.......................................   6 - 7

         Independent Accountants' Review Report...........................................   8

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................................   9-12

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk..................   12


Part II - Other Information...............................................................   13

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

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     THIRTEEN WEEKS ENDED
                                                                               -----------------------------------
                                                                               MAY 5, 2001          April 29, 2000
                                                                               -----------          --------------
Sales                                                                           $ 263,262               $ 278,283
Cost of sales and occupancy expenses                                              191,805                 199,079
                                                                                ---------               ---------
     Gross profit                                                                  71,457                  79,204

Selling, general and administrative expenses                                       74,551                  72,941
                                                                                ---------               ---------
     (Loss) earnings from operations                                               (3,094)                  6,263

Interest expense                                                                       67                      56
Investment income                                                                     379                     642
                                                                                ---------               ---------
     (Loss) earnings before income taxes and
        cumulative effect of accounting change                                     (2,782)                  6,849

(Benefit) provision for income taxes                                               (1,043)                  2,568
                                                                                ---------               ---------
     (Loss) earnings before cumulative effect of accounting change                 (1,739)                  4,281

Cumulative effect of accounting change, net of tax
   benefit of $124                                                                     --                    (207)
                                                                                ---------               ---------

Net (loss) earnings                                                             $  (1,739)              $   4,074
                                                                                =========               =========

(Loss) earnings per common share:
     Basic
       (Loss) earnings before cumulative effect of accounting change            $   (0.05)              $    0.13
       Cumulative effect of accounting change, net of tax                              --                   (0.01)
                                                                                ---------               ---------
       Basic net (loss) earnings per share                                      $   (0.05)              $    0.12
                                                                                =========               =========

     Diluted
       (Loss) earnings before cumulative effect of accounting change            $   (0.05)              $    0.13
       Cumulative effect of accounting change, net of tax                              --                   (0.01)
                                                                                ---------               ---------
       Diluted net (loss) earnings per share                                    $   (0.05)              $    0.12
                                                                                =========               =========

Weighted average common shares outstanding:
     Basic                                                                         32,420                  32,588
                                                                                =========               =========
     Diluted                                                                       32,420                  32,804
                                                                                =========               =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                                 MAY 5, 2001   February 3, 2001  April 29, 2000
                                                                                 -----------   ----------------  --------------
                                                                                  (UNAUDITED)                    (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                                        $ 33,054        $ 62,750        $ 45,944
   Inventories                                                                       240,307         207,720         232,665
   Accounts receivable and other current assets                                       16,734          17,602          16,733
                                                                                    --------        --------        --------
        Total current assets                                                         290,095         288,072         295,342
Property and equipment, net                                                          137,609         138,504         118,731
Other assets                                                                           9,995          10,051           5,884
                                                                                    --------        --------        --------
        Total assets                                                                $437,699        $436,627        $419,957
                                                                                    ========        ========        ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                                 $139,096        $129,857        $134,459
   Accrued expenses                                                                   59,622          61,115          54,152
   Income taxes payable                                                                  710           4,986           1,864
   Current portion of long-term debt                                                      --              --             318
                                                                                    --------        --------        --------
        Total current liabilities                                                    199,428         195,958         190,793
Other long-term liabilities                                                            4,805           5,361           4,409
Deferred income taxes                                                                 13,058          13,161          11,588
                                                                                    --------        --------        --------
        Total liabilities                                                            217,291         214,480         206,790
                                                                                    --------        --------        --------

Commitments and Contingencies

Shareholders' Equity
  Preferred stock, par value $1.00 per share; Authorized - 2,000,000 shares;
    issued and outstanding - none
  Class B Common stock, no par value;
    Authorized - 50,000,000 shares; issued and outstanding - none
  Common stock, no par value;
    Authorized - 50,000,000 shares;
    Issued and outstanding - 32,419,930, 32,419,930
      and 32,491,980 shares, respectively                                             21,580          21,580          21,911
  Paid-in capital                                                                      9,574           9,574           9,531
  Retained earnings                                                                  189,254         190,993         181,725
                                                                                    --------        --------        --------
       Total shareholders' equity                                                    220,408         222,147         213,167
                                                                                    --------        --------        --------
       Total liabilities and shareholders' equity                                   $437,699        $436,627        $419,957
                                                                                    ========        ========        ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                            THIRTEEN WEEKS ENDED
                                                                  -----------------------------------------
                                                                    MAY 5, 2001              April 29, 2000
                                                                  --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings                                                  $ (1,739)                    $  4,074
Adjustments to reconcile net earnings to net cash
  used in operating activities:
     Depreciation and amortization                                      5,984                        4,617
     Net loss on asset disposals                                           --                           49
     Cumulative effect of accounting change                                --                          207
     Changes in assets and liabilities:
         Inventories                                                  (32,587)                     (49,771)
         Accounts payable                                              10,912                       16,075
         Income taxes                                                  (5,308)                       1,116
         Other assets & liabilities                                       133                        9,022
                                                                     --------                     --------
             Cash used in operating activities                        (22,605)                     (14,611)
                                                                     --------                     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment                                 (5,089)                      (6,534)
Proceeds from sale of property and equipment                               --                           29
                                                                     --------                     --------
           Cash used in investing activities                           (5,089)                      (6,505)
                                                                     --------                     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options                                                  --                           91
Shares repurchased and retired                                             --                       (2,004)
Changes in cash management accounts                                    (2,002)                     (28,326)
                                                                     --------                     --------
           Cash used in financing activities                           (2,002)                     (30,239)
                                                                     --------                     --------

Net decrease in cash and cash equivalents                             (29,696)                     (51,355)
Cash and cash equivalents, beginning of period                         62,750                       97,299
                                                                     --------                     --------
Cash and cash equivalents, end of period                             $ 33,054                     $ 45,944
                                                                     ========                     ========

Supplemental Disclosures:
    Income tax payments                                              $  4,746                     $    544
    Interest payments                                                      67                           41











SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Goody's Family Clothing, Inc. and subsidiaries (the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's 2000 Annual Report on Form 10-K for its fiscal year ended February 3, 2001.

(2)  CHANGE IN ACCOUNTING METHODOLOGY

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

(4)  (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per common share is computed by dividing net (loss) earnings by the weighted average number of common shares outstanding. Diluted
(loss) earnings per common share is computed by dividing net (loss) earnings by the weighted average number of common shares outstanding and potentially dilutive common shares. Weighted average diluted shares outstanding differs from weighted average basic shares outstanding solely from the effect of stock options, when dilutive.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of May 5, 2001 and April 29, 2000 and the related condensed consolidated statements of operations and cash flows for the thirteen-weeks then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Goody's Family Clothing, Inc. and subsidiaries as of February 3, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP
Atlanta, Georgia
May 22, 2001

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, plans and estimates and involve material risks and uncertainties including, but not limited to: (i) weather conditions; (ii) the timely availability of merchandise in sufficient quantities to satisfy customer demand; (iii) customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company;
(iv) the effectiveness of advertising and promotional events; (v) the impact of competitors' pricing and store expansion; (vi) the ability to enter into acceptable leases for new store locations; (vii) the timing, magnitude and costs of opening new stores; (viii) individual store performance, including new stores; (ix) employee relations; (x) the general economic conditions within the Company's markets and an improvement in the overall retail environment; (xi) the Company's financing plans, including the renewal or replacement of its current credit facility; (xii) trends affecting the Company's financial condition or results of operations; (xiii) the ability to achieve efficiency in merchandise distribution through the second distribution center, without material start-up problems; and (xiv) the Company's ability to successfully execute its business plans and strategies. Any "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company's financial results may be found in the Company's public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Securities and Exchange Commission's web site, http://www.sec.gov.

RESULTS OF OPERATIONS

The following table sets forth unaudited results of operations as a percent of sales for the periods indicated:

                                                                 Thirteen Weeks Ended
                                                             ------------------------------
                                                             May 5, 2001     April 29, 2000
                                                             -----------     --------------
     Sales                                                       100.0%           100.0%
     Cost of sales and occupancy expenses                         72.9             71.5
                                                               -------          -------
     Gross profit                                                 27.1             28.5
     Selling, general and administrative expenses                 28.3             26.2
                                                               -------          -------
     (Loss) earnings from operations                              (1.2)             2.3
     Interest expense                                               --               --
     Investment income                                             0.1              0.2
                                                               -------          -------
     (Loss) earnings before income taxes and cumulative
        effect of accounting change                               (1.1)             2.5
     (Benefit) provision for income taxes                         (0.4)             0.9
     Cumulative effect of accounting change                         --             (0.1)
                                                               -------          -------
     Net (loss) earnings                                          (0.7)%            1.5%
                                                               =======          =======

OVERVIEW During the first quarter of fiscal 2001, the Company opened one new store and relocated or remodeled three stores, bringing the total number of stores in operation at quarter end to 318, compared with 293 at the end of the first quarter of fiscal 2000. In the corresponding period of the previous fiscal year, eight new stores were opened and two stores were closed. Net loss for the first quarter of fiscal 2001 was $1,739,000, or (0.7)% of sales, compared with net earnings of $4,074,000, or 1.5% of sales, for the first quarter of fiscal 2000.

SALES Sales for the first quarter of fiscal 2001 were $263,262,000, a 5.4% decrease from the $278,283,000 for the first quarter of fiscal 2000. This decrease of $15,021,000 consisted of (i) $19,996,000 in sales from new and transition stores offset by (ii) a $35,017,000 decrease in comparable store sales. Comparable store sales for the first quarter of fiscal 2001 decreased 12.6% compared with the corresponding period of the previous fiscal year. The Company believes that the decline in comparable store sales was primarily due to poor weather conditions in most of its markets during the first quarter of fiscal 2001 as well as the continuing difficult retail environment.

GROSS PROFIT Gross profit for the first quarter of fiscal 2001 was $71,457,000, or 27.1% of sales, a $7,747,000 decrease from $79,204,000, or 28.5% of sales, in gross profit for the first quarter of the previous fiscal year. The 1.4% decrease in gross profit, as a percent of sales, resulted from (i) a 0.3% increase in cost of sales primarily from increased promotional pricing introduced in an effort to overcome the sluggish sales as noted above and (ii) a 1.1% increase in occupancy costs which were not leveraged due to a shortfall in comparable store sales and higher occupancy costs for new and relocated stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the first quarter of fiscal 2001 were $74,551,000, or 28.3% of sales, an increase of $1,610,000 over $72,941,000, or 26.2% of sales, for the first quarter of the previous fiscal year. Selling, general and administrative expenses increased by 2.1%, as a percent of sales, for the first quarter of fiscal 2001 compared with the first quarter of the previous fiscal year primarily due to the loss of leverage from the decline in comparable store sales as noted above and is comprised of (i) a 0.4% increase in payroll expenses, (ii) a 0.6% increase in depreciation expenses and (iii) a net 1.1% increase in all other selling, general and administrative expenses.

INTEREST EXPENSE Interest expense for the first quarter of fiscal 2001 increased by $11,000 compared with the first quarter of the previous fiscal year.

INVESTMENT INCOME Investment income for the first quarter of fiscal 2001 decreased by $263,000 compared with the first quarter of the previous fiscal year principally as a result of a decrease in invested funds.

INCOME TAXES The benefit for income taxes for the first quarter of fiscal 2001 was $1,043,000, for an effective tax rate of 37.5% of the loss before income taxes, compared with a provision for income taxes of $2,568,000, for an effective tax rate of 37.5% of the earnings before income taxes, for the first quarter of the previous fiscal year.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE The Company changed its accounting methodology, effective January 30, 2000 (the first day of the first quarter of fiscal 2000), to recognize the sale and related gross profit from layaways upon delivery of the merchandise to the customer. The cumulative effect of this new accounting methodology for layaways was recorded in the first quarter of fiscal 2000 and reduced earnings by $207,000, net of a tax benefit of $124,000.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL POSITION The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors, and borrowings under its credit agreement. At May 5, 2001, the Company's working capital was $90,667,000 compared with $104,549,000 at April 29, 2000. At the end of the first quarter of fiscal 2001 compared with the first quarter of the previous fiscal year, (i) cash and cash equivalents decreased by $12,890,000, (ii) net property and equipment increased by $18,878,000, (iii) inventories increased by $7,642,000, and (iv) accounts payable increased by $4,637,000. Trade payables, as a percent of inventories, were 57.9% at May 5, 2001 compared with 57.8% at April 29, 2000.

The Company has an unsecured revolving line of credit expiring June 30, 2001, which provides for cash borrowings for general corporate purposes as well as for the issuance of letters of credit of up to an aggregate of $115,000,000. The Company is committed to pay (i) interest on the cash borrowings at a fluctuating base rate or LIBOR plus an applicable margin, (ii) letter of credit fees based on the number of days a letter of credit is outstanding times an applicable fee and (iii) an annual commitment fee payable quarterly in advance. The terms of this credit agreement require, among other things, maintenance of minimum levels of shareholders' equity, compliance with certain financial ratios and Mr. Robert
M. Goodfriend remaining as Chairman of the Board or Chief Executive Officer of the Company, and place restrictions on additional indebtedness, asset disposals, investments and capital expenditures. The Company is in the process of negotiating a new asset-based credit facility that is expected to be finalized by June 30, 2001 as described under the caption "Outlook" below.

At May 5, 2001 and April 29, 2000, the Company had (i) no cash borrowings under the credit agreement and (ii) letters of credit outstanding not yet reflected in accounts payables of $19,369,000 and $51,233,000, respectively. There were no cash borrowings at any time during the first quarter of fiscal 2001 or fiscal 2000. Letters of credit outstanding averaged $31,460,000 during the first quarter of fiscal 2001 compared with $60,000,000 during the first quarter of fiscal 2000, with the highest balance of $40,235,000 in March 2001 compared with $67,182,000 in April 2000.

CASH FLOWS Operating activities used cash of $22,605,000 in the first quarter of fiscal 2001 compared with $14,611,000 in the first quarter of the previous fiscal year. Cash used in operating activities during the first quarter of fiscal 2001 for seasonal inventory increases and new stores was $32,587,000 compared with $49,771,000 for the first quarter of the previous fiscal year. Accounts payable provided cash of $10,912,000 in the first quarter of fiscal 2001 compared with $16,075,000 for the first quarter of the previous fiscal year. Other assets and liabilities provided cash of $133,000 in the first quarter of fiscal 2001 compared with $9,022,000 for the first quarter of the previous fiscal year. Depreciation and amortization amounted to $5,984,000 in the first quarter of fiscal 2001 compared with $4,617,000 for the first quarter of the previous fiscal year.

Cash flows from investing activities for the first quarter of fiscal 2001 reflected a net use of cash amounting to $5,089,000 compared with $6,505,000 for the first quarter of the previous fiscal year. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores and for other corporate purposes.

Cash used by financing activities for the first quarter of fiscal 2001 was $2,002,000 compared with $30,239,000 for the first quarter of the previous fiscal year. The Company's cash management program used cash of $2,002,000 in the first quarter of fiscal 2001 compared with $28,326,000 for the first quarter of the previous fiscal year. During the first quarter of fiscal 2001, the Company did not purchase any shares of its common stock under a stock repurchase plan authorized by the Company's Board of Directors in June 1999. Since inception of the plan, the Company has repurchased 1,118,300 shares of its common stock for an aggregate of $7.4 million.

In fiscal 1999, the Company entered into a split-dollar life insurance agreement, whereby the Company agreed to pay the premiums for certain second-to-die policies insuring the lives of Mr. and Mrs. Robert M. Goodfriend, which policies are owned by a trust for the benefit of the Goodfriends' children. The Company expects to pay future premiums on such policies currently projected to be approximately $2.4 million and $1.3 million in fiscal 2001 and 2002, respectively. The Company has certain rights under this agreement, including the right to terminate these policies at any time prior to the occurrence of certain "restricting events."

OUTLOOK The Company plans to open approximately 19 new stores, relocate or remodel approximately 11 stores and close at least two stores during fiscal 2001. For the remaining three quarters of fiscal 2001, management estimates that capital expenditures of approximately $25,000,000 will be required for (i) opening new stores, (ii) upgrading existing stores, (iii) upgrading computer systems and equipment and (iv) for other corporate purposes. The Company may continue purchasing shares of its common stock, from time to time, in the open market or in privately negotiated transactions, depending on price, prevailing market conditions and other factors.

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

In April 2001, the Company received a commitment expiring June 30, 2001 from a financial institution for a new $130,000,000 multi-year syndicated revolving credit facility. Borrowings under the new facility would be limited to amounts based principally upon the Company's inventory and, under certain circumstances, require compliance with a financial covenant relating to tangible net worth. The new facility would be secured by the Company's cash, accounts receivable and inventory; borrowings would bear interest at either LIBOR plus an applicable margin or the prime rate. Finalization of the new facility is subject to typical closing conditions (including the satisfactory examination of the Company's books and records, and the negotiation and execution of definitive closing documents) and is expected to be completed by June 30, 2001. There can be no assurance, however, that the Company will be able to finalize this facility.

The Company had previously announced that its business plan called for comparable store sales to be about flat for fiscal 2001, with a decrease for the first half of the year and an increase during the second half of the year. Though the Company continues to plan a comparable store sales increase for the second half of the year, the decrease in comparable store sales for the first quarter of fiscal 2001 combined with a planned decrease in the second quarter of fiscal 2001 will likely result in a comparable store sales decrease for the full fiscal year. The Company now also expects that its selling, general and administrative expense rate for fiscal 2001 will be higher than the rate realized in fiscal 2000 as a result of the likely comparable store sales shortfall.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material investments or risks in market risk sensitive instruments.

PART II  -  OTHER INFORMATION
------------------------------------------------------------------------------

ITEM 1.  -  LEGAL PROCEEDINGS  -  None


ITEM 2.  -  CHANGES IN SECURITIES AND USE OF PROCEEDS  -  None


ITEM 3.  -  DEFAULTS UPON SENIOR SECURITIES  -  None


ITEM 4.  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -  None


ITEM 5.  -  OTHER INFORMATION  -  None


ITEM 6.  -  EXHIBITS AND REPORTS ON FORM 8-K

        a)   Exhibits -
              15      -  Accountants' Awareness Letter

        b)   Reports on Form 8-K  -  None

                          GOODY'S FAMILY CLOTHING, INC.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          GOODY'S FAMILY CLOTHING, INC.
                                  (Registrant)


             Date:    May 25, 2001                     /s/ Robert M. Goodfriend
                    ------------------------        ----------------------------------------
                                                       Robert M. Goodfriend
                                                       Chairman of the Board and
                                                       Chief Executive Officer

             Date:    May 25, 2001                     /s/ Lana Cain Krauter
                    ------------------------        ----------------------------------------
                                                       Lana Cain Krauter
                                                       President and
                                                       Chief Merchandising Officer

             Date:    May 25, 2001                     /s/ Edward R. Carlin
                    ------------------------        ----------------------------------------
                                                       Edward R. Carlin
                                                       Executive Vice President,
                                                       Chief Financial Officer and Secretary
                                                       (Principal Financial Officer)

             Date:    May 25, 2001                     /s/ David G. Peek
                    ------------------------        ----------------------------------------
                                                       David G. Peek
                                                       Senior Vice President, Chief
                                                       Accounting Officer and Controller
                                                       (Principal Accounting Officer)