Form 10-Q
period 2001-08-04
GOODYS FAMILY CLOTHING INC /TN
filed 2001-08-29
CIK 879123

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended                August 4, 2001
                               ------------------------------------------------

                                            OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number        0-19526
                       --------------------------------------------------------


                          Goody's Family Clothing, Inc.
-------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


         Tennessee                                           62-0793974
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)


400 Goody's Lane, Knoxville, Tennessee                           37922
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                 (865) 966-2000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, no par value, 32,449,930 shares outstanding as of August 10, 2001.

                          GOODY'S FAMILY CLOTHING, INC.
                               INDEX TO FORM 10-Q
                                 AUGUST 4, 2001

Part I - Financial Information:

     Item 1 - Financial Statements

         Consolidated Statements of Operations............................................        3

         Consolidated Balance Sheets......................................................        4

         Consolidated Statements of Cash Flows............................................        5

         Notes to Consolidated Financial Statements.......................................      6-7

         Independent Accountants' Review Report...........................................        8

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................................     9-12

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk..................       12

Part II - Other Information...............................................................       13

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

PART 1 - FINANCIAL INFORMATION

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            THIRTEEN                       TWENTY-SIX
                                                                           WEEKS ENDED                     WEEKS ENDED
                                                                   --------------------------        --------------------------
                                                                   AUGUST 4,         July 29,        AUGUST 4,        July 29,
                                                                     2001             2000             2001             2000
                                                                   ---------        ---------        ---------        ---------
Sales                                                              $ 286,858        $ 295,496        $ 550,120        $ 573,779
Cost of sales and occupancy expenses                                 223,007          230,153          414,812          429,232
                                                                   ---------        ---------        ---------        ---------
Gross profit                                                          63,851           65,343          135,308          144,547
Selling, general and administrative
   expenses                                                           81,619           71,512          156,170          144,453
                                                                   ---------        ---------        ---------        ---------
(Loss) earnings from operations                                      (17,768)          (6,169)         (20,862)              94
Interest expense                                                          37               51              104              107
Investment income                                                        116              617              495            1,259
                                                                   ---------        ---------        ---------        ---------
(Loss) earnings before income taxes                                  (17,689)          (5,603)         (20,471)           1,246
(Benefit) provision for income taxes                                  (6,634)          (2,101)          (7,677)             467
                                                                   ---------        ---------        ---------        ---------
(Loss) earnings before cumulative
   effect of accounting change                                       (11,055)          (3,502)         (12,794)             779
Cumulative effect of accounting change,
    net of tax benefit of $124                                            --               --               --             (207)
                                                                   ---------        ---------        ---------        ---------
Net (loss) earnings                                                $ (11,055)       $  (3,502)       $ (12,794)       $     572
                                                                   =========        =========        =========        =========
(Loss) earnings per common share:
   Basic
     (Loss) earnings before cumulative
       effect of accounting change                                 $   (0.34)       $   (0.11)       $   (0.39)       $    0.02
     Cumulative effect of accounting
       change                                                             --               --               --               --
                                                                   ---------        ---------        ---------        ---------
     Basic net (loss) earnings per share                           $   (0.34)       $   (0.11)       $   (0.39)       $    0.02
                                                                   =========        =========        =========        =========

   Diluted
     (Loss) earnings before cumulative
       effect of accounting change                                 $   (0.34)       $   (0.11)       $   (0.39)       $    0.02
     Cumulative effect of accounting
       change                                                             --               --               --               --
                                                                   ---------        ---------        ---------        ---------
     Diluted net (loss) earnings per share                         $   (0.34)       $   (0.11)       $   (0.39)       $    0.02
                                                                   =========        =========        =========        =========

Weighted average common shares outstanding:
     Basic                                                            32,443           32,525           32,432           32,557
                                                                   =========        =========        =========        =========
     Diluted                                                          32,443           32,525           32,432           32,740
                                                                   =========        =========        =========        =========

        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND
                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                                                           AUGUST 4,         February 3,         July 29,
                                                                             2001               2001               2000
                                                                           ---------         -----------         ---------
                                                                          (UNAUDITED)                           (unaudited)
ASSETS
Current Assets
   Cash and cash equivalents                                               $  32,917          $  62,750          $  57,633
   Inventories                                                               234,458            207,720            224,973
   Accounts receivable and other current assets                               23,891             17,602             16,262
                                                                           ---------          ---------          ---------
        Total current assets                                                 291,266            288,072            298,868
Property and equipment, net                                                  137,251            138,504            124,384
Other assets                                                                  10,915             10,051              9,763
                                                                           ---------          ---------          ---------
         Total assets                                                      $ 439,432          $ 436,627          $ 433,015
                                                                           =========          =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                        $ 148,890          $ 129,857          $ 155,271
   Accrued expenses                                                           63,252             61,115             51,578
   Income taxes payable                                                           --              4,986                 --
   Current portion of long-term debt                                              --                 --                318
                                                                           ---------          ---------          ---------
        Total current liabilities                                            212,142            195,958            207,167
Other long-term liabilities                                                    4,676              5,361              4,704
Deferred income taxes                                                         13,125             13,161             11,536
                                                                           ---------          ---------          ---------
        Total liabilities                                                    229,943            214,480            223,407
                                                                           ---------          ---------          ---------

Commitments and Contingencies

Shareholders' Equity
  Preferred stock, par value $1.00 per share;
    Authorized - 2,000,000 shares; issued and outstanding - none
  Class B Common stock, no par value;
    Authorized - 50,000,000 shares; issued and outstanding - none
  Common stock, no par value;
    Authorized - 50,000,000 shares;
    Issued and outstanding - 32,449,930, 32,419,930
      and 32,488,330 shares, respectively                                     21,714             21,580             21,817
  Paid-in capital                                                              9,576              9,574              9,568
  Retained earnings                                                          178,199            190,993            178,223
                                                                           ---------          ---------          ---------
       Total shareholders' equity                                            209,489            222,147            209,608
                                                                           ---------          ---------          ---------
       Total liabilities and shareholders' equity                          $ 439,432          $ 436,627          $ 433,015
                                                                           =========          =========          =========

        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND
                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                   ------------------------------------
                                                                          TWENTY-SIX WEEKS ENDED
                                                                   ------------------------------------
                                                                   AUGUST 4, 2001         July 29, 2000
                                                                   --------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings                                                   $ (12,794)            $     572
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                                       11,853                 9,486
     Net loss on asset disposals                                             74                   326
     Cumulative effect of accounting change                                  --                   207
     Changes in assets and liabilities:
         Inventories                                                    (26,739)              (42,079)
         Accounts payable                                                19,034                11,587
         Income taxes                                                   (12,260)               (1,738)
         Other assets & liabilities                                       1,536                 1,247
                                                                      ---------             ---------
             Cash used in operating activities                          (19,296)              (20,392)
                                                                      ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment                                  (10,683)              (17,336)
Proceeds from sale of property and equipment                                  9                    32
                                                                      ---------             ---------
           Cash used in investing activities                            (10,674)              (17,304)
                                                                      ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options                                                   137                   547
Shares repurchased and retired                                               --                (2,517)
                                                                      ---------             ---------
           Cash provided by (used in) financing activities                  137                (1,970)
                                                                      ---------             ---------

Net decrease in cash and cash equivalents                               (29,833)              (39,666)
Cash and cash equivalents, beginning of period                           62,750                97,299
                                                                      ---------             ---------
Cash and cash equivalents, end of period                              $  32,917             $  57,633
                                                                      =========             =========

Supplemental Disclosures:
    Income tax payments                                               $   5,070             $   3,613
    Interest payments                                                        68                    77

        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND
                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) BASIS OF PRESENTATION

The accompanying consolidated financial statements of Goody's Family Clothing, Inc. and subsidiaries (the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's 2000 Annual Report on Form 10-K for its fiscal year ended February 3, 2001.

(2) CHANGE IN ACCOUNTING METHODOLOGY

The Company changed its accounting methodology effective January 30, 2000 (the first day of the first quarter of fiscal 2000) to recognize the sale and related gross profit from layaways upon delivery of the merchandise to the customer.

(3) CREDIT ARRANGEMENTS

On May 31, 2001, the Company entered into a new five-year $130,000,000 syndicated revolving loan and security agreement which provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this new facility are limited by collateral formulas based principally upon the Company's eligible inventories and, under certain circumstances, require compliance with a financial covenant relating to tangible net worth. The new facility is secured by the Company's cash, accounts receivable and inventory and bears interest at either LIBOR plus an applicable margin or the prime rate.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS" No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS" No. 142). The Company has not consummated a business combination nor does it contemplate entering into a business combination in the foreseeable future. As such, the adoption of SFAS No. 141 and SFAS No. 142 will have no impact on its consolidated financial statements.

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  -  CONTINUED
(UNAUDITED)

(5) CONTINGENCIES

The Company is a defendant in a 1999 civil rights lawsuit claiming it discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures and by maintaining unequal terms and conditions of employment. The plaintiffs further allege that the Company maintained a racially hostile working environment. The plaintiffs are seeking to have this action certified as a class action and are seeking, among other things, injunctive relief (including restructuring of the Company's selection and compensation procedures) as well as back pay, an award of attorneys' fees and costs, and other monetary relief. The Company disputes these claims and intends to continue to defend this matter vigorously. The Company is unable to estimate the effect, if any, the above lawsuit may have on the Company's financial position or results of operations.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of August 4, 2001 and July 29, 2000 and the related consolidated statements of operations and cash flows for the thirteen and twenty-six week periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Goody's Family Clothing, Inc. and subsidiaries as of February 3, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/Deloitte & Touche LLP
Atlanta, Georgia
August 21, 2001

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, plans and estimates and involve material risks and uncertainties including, but not limited to: (i) weather conditions; (ii) the timely availability of merchandise in sufficient quantities to satisfy customer demand; (iii) customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company;
(iv) the effectiveness of the Company's advertising and marketing initiatives;
(v) the impact of competitors' pricing and store expansion; (vi) the ability to enter into acceptable leases for new store locations; (vii) the timing, magnitude and costs of opening new stores; (viii) individual store performance, including new stores; (ix) employee relations; (x) the general economic conditions within the Company's markets and an improvement in the overall retail environment; (xi) the Company's financing plans, (xii) trends affecting the Company's financial condition or results of operations; (xiii) the ability to achieve efficiency in merchandise distribution through the second distribution center, without material start-up problems; (xiv) the Company's ability to successfully execute its business plans and strategies, and (xv) the Company's compliance with loan covenants and the availability of sufficient eligible collateral for borrowing. Any "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company's financial results may be found in the Company's public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Securities and Exchange Commission's web site, http://www.sec.gov.

RESULTS OF OPERATIONS

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

                                                                           Thirteen                         Twenty-six
                                                                         Weeks Ended                       Weeks Ended
                                                                  --------------------------        --------------------------
                                                                  August 4,        July 29,         August 4,        July 29,
                                                                    2001             2000             2001             2000
                                                                  ---------        ---------        ---------        ---------
      Sales                                                          100.0%           100.0%           100.0%           100.0%
      Cost of sales and occupancy expenses                            77.7             77.9             75.4             74.8
                                                                   -------          -------          -------          -------
      Gross profit                                                    22.3             22.1             24.6             25.2
      Selling, general and administrative expenses                    28.5             24.2             28.4             25.2
                                                                   -------          -------          -------          -------
      (Loss) earnings from operations                                 (6.2)            (2.1)            (3.8)              --
      Interest expense                                                  --               --               --               --
      Investment income                                                 --              0.2              0.1              0.2
                                                                   -------          -------          -------          -------
      (Loss) earnings before income taxes and
        cumulative effect of accounting change                        (6.2)            (1.9)            (3.7)             0.2
      (Benefit) provision for income taxes                            (2.3)            (0.7)            (1.4)             0.1
      Cumulative effect of accounting change                            --               --               --               --
                                                                   -------          -------          -------          -------
      Net (loss) earnings                                             (3.9)%           (1.2)%           (2.3)%            0.1%
                                                                   =======          =======          =======          =======

THIRTEEN WEEKS ENDED AUGUST 4, 2001 COMPARED WITH THIRTEEN WEEKS ENDED JULY 29, 2000

OVERVIEW During the second quarter of fiscal 2001, the Company opened nine new stores, relocated or remodeled five stores and closed one store, bringing the total number of stores in operation at August 4, 2001 to 326, compared with 297 at July 29, 2000. During the corresponding period of the previous fiscal year, the Company opened four new stores and relocated one store. Net loss for the second quarter of fiscal 2001 was $11,055,000 or (3.9%) of sales, compared with net loss of $3,502,000, or (1.2%) of sales, for the second quarter of fiscal 2000.

SALES Sales for the second quarter of fiscal 2001 were $286,858,000, a 2.9% decrease from the $295,496,000 in sales for the second quarter of fiscal 2000. This decrease of $8,638,000 consisted of (i) $21,298,000 in sales from new and transition stores offset by (ii) a $29,936,000 decrease in comparable store sales. Comparable store sales for the second quarter of fiscal 2001 decreased 10.4% compared with the corresponding period of the previous fiscal year. The Company believes that the decline in its comparable store sales was due in part to the continuing difficult retail apparel environment. As a result, the Company lowered its prices and increased its advertising activity in an effort to increase sales and reduce inventories during the second quarter of fiscal 2001.

GROSS PROFIT Gross profit for the second quarter of fiscal 2001 was $63,851,000, or 22.3% of sales, a $1,492,000 decrease from the $65,343,000 in gross profit, or 22.1% of sales, generated for the second quarter of the previous fiscal year. The 0.2% increase in gross profit as a percent of sales in the second quarter of fiscal 2001 compared with the second quarter of fiscal 2000 resulted from (i) a 1.2% decrease in cost of sales despite promotional pricing as noted above partially offset by (ii) a 1.0% increase in occupancy costs which were not leveraged due to a shortfall in comparable store sales and higher occupancy costs for new and relocated stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the second quarter of fiscal 2001 were $81,619,000, or 28.5% of sales, an increase of $10,107,000 over $71,512,000, or 24.2% of sales, for the second quarter of fiscal 2000. Selling, general and administrative expenses increased by 4.3%, as a percent of sales, for the second quarter of fiscal 2001 compared with the second quarter of the previous fiscal year and is comprised of
(i) a 1.9% increase in advertising and marketing expenses, (ii) a 0.7% increase in payroll expenses, (iii) a 0.3% increase in stores' utilities expenses, (iv) a 0.4% increase in depreciation expenses, and (v) a 1.0% increase in all other selling, general and administrative expenses. Additionally, selling, general and administrative expenses as a percent of sales were not leveraged due to the shortfall in comparable store sales.

INTEREST EXPENSE Interest expense for the second quarter of fiscal 2001 decreased by $14,000 compared with the second quarter of the previous fiscal year.

INVESTMENT INCOME Investment income for the second quarter of fiscal 2001 decreased by $501,000 compared with the second quarter of the previous fiscal year primarily as a result of a decrease in invested funds.

INCOME TAXES The benefit for income taxes for the second quarter of fiscal 2001 was $6,634,000, for an effective tax rate of 37.5% of loss before income taxes, compared with a benefit for income taxes of $2,101,000, for an effective tax rate of 37.5% of loss before income taxes, for the second quarter of the previous fiscal year.

TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 COMPARED WITH TWENTY-SIX WEEKS ENDED JULY 29, 2000

OVERVIEW During the twenty-six weeks ended August 4, 2001, the Company opened 10 new stores, relocated or remodeled eight stores and closed one store, bringing the total number of stores in operation at August 4, 2001 to 326, compared with 297 at July 29, 2000. During the corresponding period of the previous fiscal year, the Company opened 12 new stores, relocated one store and closed two stores. Net loss for the twenty-six weeks ended August 4, 2001 was $12,794,000, or (2.3%) as a percent of sales, compared with net earnings of $572,000, or 0.1% as a percent of sales, for the twenty-six weeks ended July 29, 2000.

SALES Sales for the twenty-six weeks ended August 4, 2001 were $550,120,000, a 4.1% decrease from the $573,779,000 in sales for the corresponding period of the previous fiscal year. This decrease of $23,659,000 consisted of (i) $41,297,000 in sales from new and transition stores offset by (ii) a $64,956,000 decrease in comparable store sales. Comparable store sales for the twenty-six weeks ended August 4, 2001 decreased 11.5% compared with the corresponding period of the previous fiscal year. The Company believes that the decline in its comparable store sales was due in part to poor weather conditions during the first quarter of fiscal 2001 and the continuing difficult retail apparel environment during the twenty-six weeks ended August 4, 2001. As a result, the Company lowered its prices and increased its advertising activity in an effort to increase sales and reduce inventories during the twenty-six weeks ended August 4, 2001.

GROSS PROFIT Gross profit for the twenty-six weeks ended August 4, 2001 was $135,308,000, or 24.6% of sales, a $9,239,000 decrease from the $144,547,000 in gross profit, or 25.2% of sales, generated for the corresponding period of the previous fiscal year. The 0.6% decrease in gross profit as a percent of sales for the twenty-six weeks ended August 4, 2001 compared with the twenty-six weeks ended July 29, 2000 resulted from (i) a 0.4% decrease in cost of sales despite promotional pricing as noted above offset by (ii) a 1.0% increase in occupancy costs which were not leveraged due to a shortfall in comparable store sales and higher occupancy costs for new and relocated stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the twenty-six weeks ended August 4, 2001 were $156,170,000, or 28.4% of sales, an increase of $11,717,000 over $144,453,000, or 25.2% of sales, for the corresponding period of the previous fiscal year. Selling, general and administrative expenses increased by 3.2%, as a percent of sales, for the twenty-six weeks ended August 4, 2001 compared with the corresponding period of the previous fiscal year and is comprised of (i) a 1.0% increase in advertising and marketing expenses, (ii) a 0.5% increase in payroll expenses, (iii) a 0.3% increase in stores' utilities expenses (iv) a 0.5% increase in depreciation expenses, and (v) a 0.9% increase in all other selling, general and administrative expenses. Additionally, selling, general and administrative expenses as a percent of sales were not leveraged due to the shortfall in comparable store sales.

INTEREST EXPENSE Interest expense for the twenty-six weeks ended August 4, 2001 decreased by $3,000 compared with the corresponding period of the previous fiscal year.

INVESTMENT INCOME Investment income for the twenty-six weeks ended August 4, 2001 decreased by $764,000 compared with the corresponding period of the previous fiscal year primarily as a result of a decrease in invested funds.

INCOME TAXES The benefit for income taxes for the twenty-six weeks ended August 4, 2001 was $7,677,000, for an effective tax rate of 37.5% of loss before income taxes, compared with a provision for income taxes of $467,000, for an effective tax rate of 37.5% of earnings before income taxes, for the corresponding period of the previous fiscal year.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE The Company changed its accounting methodology effective January 30, 2000 (the first day of the first quarter of fiscal 2000) to recognize the sale and related gross profit from layaways upon delivery of the merchandise to the customer. The cumulative effect of this new accounting methodology for layaways was recorded in the first quarter of fiscal 2000 and reduced earnings by $207,000, net of a tax benefit of $124,000.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL POSITION The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its loan and security agreement. At August 4, 2001, the Company's working capital was $79,124,000 compared with $91,701,000 at July 29, 2000. At August 4, 2001 compared with July 29, 2000, (i) cash and cash equivalents decreased by $24,716,000, (ii) net property and equipment increased by $12,867,000, (iii) inventories increased by $9,485,000 and (iv) accounts payable decreased by $6,381,000. The net increase in inventories at August 4, 2001 over inventories at July 29, 2000 was due to the net addition of 29 new stores; however, on a store per square foot basis, the inventories were lower by 5.5%. Trade payables as a percent of inventories decreased to 63.5% at August 4, 2001 as compared with 69.0% at July 29, 2000.

On May 31, 2001, the Company entered into a new five-year $130,000,000 syndicated revolving loan and security agreement which provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this new facility are limited by collateral formulas based principally upon the Company's eligible inventories and, under certain circumstances, require compliance with a financial covenant relating to tangible net worth. The new facility is secured by the Company's cash, accounts receivable and inventory and bears interest at either LIBOR plus an applicable margin or the prime rate.

At August 4, 2001 and July 29, 2000, the Company had (i) no cash borrowings under the respective credit agreements and (ii) letters of credit outstanding not yet reflected in accounts payables of $26,903,000 and $46,514,000, respectively. There were no cash borrowings at any time during the twenty-six weeks ended August 4, 2001 and July 29, 2000. Letters of credit outstanding averaged $34,373,000 during the twenty-six weeks ended August 4, 2001 compared with $65,897,000 during the twenty-six weeks ended July 29, 2000. The highest balance of letters of credit outstanding during the twenty-six weeks ended August 4, 2001 was $50,849,000 (in June 2001) compared with $79,789,000 (in June
2000) during the twenty-six weeks ended July 29, 2000.

CASH FLOWS Operating activities used cash of $19,296,000 for the twenty-six weeks ended August 4, 2001 compared with $20,392,000 in the corresponding period of the previous fiscal year. Cash used for increases in inventory during the twenty-six weeks ended August 4, 2001 and July 29, 2000 was $26,739,000 and $42,079,000, respectively. An increase in accounts payable provided cash of $19,034,000 and $11,587,000 in the twenty-six weeks ended August 4, 2001 and July 29, 2000, respectively. Other assets and liabilities changes provided cash of $1,536,000 in the twenty-six weeks ended August 4, 2001 compared with $1,247,000 in the corresponding period of the previous fiscal year. Depreciation and amortization expenses were $11,853,000 and $9,486,000 for the twenty-six weeks ended August 4, 2001 and July 29, 2000, respectively.

Cash flows from investing activities reflected a $10,674,000 and $17,304,000 net use of cash for the twenty-six weeks ended August 4, 2001 and July 29, 2000, respectively. Cash was used primarily to fund capital expenditures for (i) new, relocated and remodeled stores, (ii) the construction of a new distribution center, and (iii) for general corporate purposes.

Cash provided by financing activities for the twenty-six weeks ended August 4, 2001 was $137,000 compared with cash used of $1,970,000 for the corresponding period of the previous fiscal year. During the twenty-six weeks ended August 4, 2001, the Company realized $137,000, compared with $547,000 during the corresponding period of the previous year, from the issuance of common stock resulting from the exercise of stock options. During the twenty-six weeks ended August 4, 2001, the Company did not make any purchases of its common stock under the stock repurchase plan authorized by the Company's Board of Directors in June 1999. Since the inception of the plan, the Company has purchased 1,118,300 shares of its common stock for an aggregate of $7.4 million.

In fiscal 1999, the Company entered into a split-dollar life insurance agreement, whereby the Company agreed to pay the premiums for certain second-to-die policies insuring the lives of Mr. and Mrs. Robert M. Goodfriend, which policies are owned by a trust for the benefit of the Goodfriends' children. The Company expects to pay future premiums on such policies in amounts currently projected to be approximately $2.4 million and $1.3 million in fiscal 2001 and 2002, respectively. The Company has certain rights under this agreement, including the right to terminate these policies at any time prior to the occurrence of certain "restricting events."

OUTLOOK During the last two quarters of fiscal 2001, the Company plans to open eight new stores, relocate or remodel approximately four stores and close three stores. Management estimates that capital expenditures for the remaining two quarters of fiscal 2001 required to (i) open new stores, (ii) upgrade existing stores, (iii) upgrade computer systems and equipment and (iv) for other corporate purposes would range between $14,300,000 and $17,300,000. The Company may continue purchasing shares of its common stock, from time to time, in the open market or in privately negotiated transactions, depending on price, prevailing market conditions and other factors.

The Company's primary needs for capital resources are for the opening of new stores, relocating and remodeling of existing stores, purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with cash flows from operations, including credit terms from vendors and factors, and the borrowings available under the new loan and security agreement will be sufficient to meet the Company's operating and capital expenditure requirements. However, an adverse outcome of pending litigation (as described in "Note 6 Contingencies" in the Notes to Consolidated Financial Statements) could negatively affect working capital.

As previously disclosed, though the Company continues to plan a comparable store sales increase for the second half of the year, the larger than planned decrease in comparable store sales for the first half of fiscal 2001 will likely result in a comparable store sales decrease for the full fiscal year. Additionally, the gross profit rate for fiscal 2001 was planned to be slightly higher than the amount reported for fiscal 2000; however, based upon performance for the first half of the fiscal year, the Company cannot currently determine if this objective can still be achieved. The Company also expects that its selling, general and administrative expense rate for fiscal 2001 will be higher than the rate realized in fiscal 2000 as a result of the likely comparable store sales shortfall. Further, as a result of the continuing difficult economic environment, the Company currently expects to open approximately five or six new stores, relocate or remodel 12 existing stores and close several stores during fiscal 2002.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material investments or risks in market risk sensitive instruments.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS - None

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders (the "Meeting") on June 13, 2001 at which the election of directors was submitted to a vote of shareholders.

At the Meeting, the following persons were elected as directors of the Company for three-year terms expiring at the 2004 Annual Meeting of Shareholders:

Robert M. Goodfriend - 31,509,033 shares of common stock were voted in favor of his election; 126,661 shares of common stock were withheld and 784,236 shares of common stock were not voted. There were no abstentions or broker non-votes.

Robert F. Koppel - 31,509,033 shares of common stock were voted in favor of his election; 126,661 shares of common stock were withheld and 784,236 shares of common stock were not voted. There were no abstentions or broker non-votes.

The other directors of the Company are Irwin L. Lowenstein and Cheryl L. Turnbull, whose terms expire at the 2002 Annual Meeting of Shareholders, and Samuel J. Furrow, whose term expires at the 2003 Annual Meeting of Shareholders.

ITEM 5. - OTHER INFORMATION - None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

        a)    Exhibits -

              15      Accountants' Awareness Letter

        b)    Reports on Form 8-K:

              On May 31, 2001, the Company filed a Current Report on Form 8-K to announce its entering into a five-year $130 million loan and security agreement with The CIT Group/Business Credit, Inc. acting as Agent for a syndicate of lenders.

              On July 3, 2001, the Company filed a Current Report on Form 8-K/A to amend Item 7 of the Form 8-K filed on May 31, 2001 to include such loan and security agreement as an exhibit thereto.

                          GOODY'S FAMILY CLOTHING, INC.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GOODY'S FAMILY CLOTHING, INC.
                                                   (Registrant)



Date:    August 29, 2001                /s/ Robert M. Goodfriend
       -------------------           ------------------------------------------
                                        Robert M. Goodfriend
                                        Chairman of the Board and
                                        Chief Executive Officer



Date:    August 29, 2001                /s/ Lana Cain Krauter
       -------------------           ------------------------------------------
                                        Lana Cain Krauter
                                        President and
                                        Chief Merchandising Officer



Date:    August 29, 2001                /s/ Edward R. Carlin
       -------------------           ------------------------------------------
                                        Edward R. Carlin
                                        Executive Vice President,
                                        Chief Financial Officer and Secretary
                                        (Principal Financial Officer)



Date:    August 29, 2001                /s/ David G. Peek
       -------------------           ------------------------------------------
                                        David G. Peek
                                        Senior Vice President, Chief
                                        Accounting Officer and Controller
                                        (Principal Accounting Officer)