Form 10-Q
period 2001-11-03
GOODYS FAMILY CLOTHING INC /TN
filed 2001-11-21
CIK 879123

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     November 3, 2001
                               ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number    0-19526
                       --------------------------------------------------------

                         Goody's Family Clothing, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                             62-0793974
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

400 Goody's Lane    Knoxville, Tennessee                               37922
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

Common Stock, no par value, 32,451,130 shares outstanding as of November 16, 2001.

                         GOODY'S FAMILY CLOTHING, INC.
                               INDEX TO FORM 10-Q
                                NOVEMBER 3, 2001


Part I - Financial Information:

      Item 1 - Financial Statements

            Consolidated Statements of Operations..................................................   3

            Consolidated Balance Sheets............................................................   4

            Consolidated Statements of Cash Flows..................................................   5

            Notes to Consolidated Financial Statements.............................................   6-7

            Independent Accountants' Review Report.................................................   8

      Item 2 -  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..................................................................   9-12

      Item 3 - Quantitative and Qualitative Disclosures about Market Risk..........................   12


Part II - Other Information........................................................................   13

      Item 1.  Legal Proceedings
      Item 2.  Changes in Securities and Use of Proceeds
      Item 3.  Defaults upon Senior Securities
      Item 4.  Submission of Matters to a Vote of Security Holders
      Item 5.  Other Information
      Item 6.  (a) Exhibits
      Item 6.  (b) Reports on Form 8-K


Signatures.........................................................................................   14

PART 1 - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

ITEM 1  - CONSOLIDATED FINANCIAL STATEMENTS

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THIRTEEN                                THIRTY-NINE
                                                            WEEKS ENDED                              WEEKS ENDED
                                                  -------------------------------         ---------------------------------
                                                  NOVEMBER 3,         October 28,         NOVEMBER 3,           October 28,
                                                     2001                2000                2001                   2000
                                                  -----------         -----------         -----------           -----------

Sales                                              $279,324            $276,550            $ 829,443             $ 850,329
Cost of sales and occupancy expenses                195,996             193,975              610,807               623,207
                                                   --------            --------            ---------             ---------
Gross profit                                         83,328              82,575              218,636               227,122
Selling, general and administrative
   expenses                                          82,779              80,404              238,948               224,857
                                                   --------            --------            ---------             ---------
Earnings (loss) from operations                         549               2,171              (20,312)                2,265
Interest expense                                        134                  59                  238                   166
Investment income                                        27                 504                  523                 1,763
                                                   --------            --------            ---------             ---------
Earnings (loss) before income taxes                     442               2,616              (20,027)                3,862
Provision (benefit) for income taxes                    166                 981               (7,510)                1,448
                                                   --------            --------            ---------             ---------
Earnings (loss) before cumulative
   effect of accounting change                          276               1,635              (12,517)                2,414
Cumulative effect of accounting change                   --                  --                   --                  (207)
                                                   --------            --------            ---------             ---------
Net earnings (loss)                                $    276            $  1,635            $ (12,517)            $   2,207
                                                   ========            ========            =========             =========

Earnings (loss) per common share
   Basic
      Earnings (loss) before cumulative
         effect of accounting change               $   0.01            $   0.05            $   (0.39)            $    0.07
      Cumulative effect of accounting
         change                                          --                  --                   --                    --
                                                   --------            --------            ---------             ---------
      Basic net earnings (loss) per share          $   0.01            $   0.05            $   (0.39)            $    0.07
                                                   ========            ========            =========             =========

   Diluted
      Earnings (loss) before cumulative
         effect of accounting change               $   0.01            $   0.05            $   (0.39)            $    0.07
      Cumulative effect of accounting
         change                                          --                  --                   --                    --
                                                   --------            --------            ---------             ---------
      Diluted net earnings (loss) per share        $   0.01            $   0.05            $   (0.39)            $    0.07
                                                   ========            ========            =========             =========

Weighted average common
   shares outstanding
      Basic                                          32,450              32,520               32,438                32,544
                                                   ========            ========            =========             =========
      Diluted                                        32,501              32,541               32,438                32,674
                                                   ========            ========            =========             =========


        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND
                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)


                                                                                     NOVEMBER 3,      February 3,       October 28,
                                                                                       2001             2001               2000
                                                                                    ------------      -----------      ------------
                                                                                    (UNAUDITED)                        (unaudited)

ASSETS
Current Assets
    Cash and cash equivalents                                                         $ 26,625         $ 62,750         $ 24,292
    Inventories                                                                        282,445          207,720          286,124
    Accounts receivable and other current assets                                        23,673           17,602           16,901
                                                                                      --------         --------         --------
         Total current assets                                                          332,743          288,072          327,317
Property and equipment, net                                                            134,706          138,504          130,784
Other assets                                                                            10,722           10,051           10,499
                                                                                      --------         --------         --------
         Total assets                                                                 $478,171         $436,627         $468,600
                                                                                      ========         ========         ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                                  $157,495         $129,857         $180,011
    Accrued expenses                                                                    63,026           61,115           60,331
    Borrowings under credit facility                                                    30,000               --               --
    Income taxes payable                                                                    --            4,986               --
    Current portion of long-term debt                                                       --               --              318
                                                                                      --------         --------         --------
         Total current liabilities                                                     250,521          195,958          240,660
Other long-term liabilities                                                              4,634            5,361            4,648
Deferred income taxes                                                                   13,245           13,161           11,873
                                                                                      --------         --------         --------
         Total liabilities                                                             268,400          214,480          257,181
                                                                                      --------         --------         --------

Commitments and Contingencies

Shareholders' Equity
   Preferred stock, par value $1.00 per share; Authorized - 2,000,000 shares;
     issued and outstanding - none
   Class B Common stock, no par value;
     Authorized - 50,000,000 shares; issued and outstanding - none
   Common stock, no par value;
     Authorized - 50,000,000 shares;
     Issued and outstanding - 32,451,130, 32,419,930
        and 32,528,330 shares, respectively                                             21,719           21,580           21,987
   Paid-in capital                                                                       9,576            9,574            9,574
   Retained earnings                                                                   178,476          190,993          179,858
                                                                                      --------         --------         --------
        Total shareholders' equity                                                     209,771          222,147          211,419
                                                                                      --------         --------         --------
        Total liabilities and shareholders' equity                                    $478,171         $436,627         $468,600
                                                                                      ========         ========         ========


        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND
                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS -- UNAUDITED
(IN THOUSANDS)


                                                                               THIRTY-NINE WEEKS ENDED
                                                                           --------------------------------
                                                                           NOVEMBER 3,          October 28,
                                                                             2001                  2000
                                                                           -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings                                                         $(12,517)            $   2,207
Adjustments to reconcile net (loss) earnings to net cash
  used by operating activities:
      Depreciation and amortization                                           17,742                14,324
      Net loss on asset disposals and write down                                  85                   475
      Cumulative effect of accounting change                                      --                   207
      Changes in assets and liabilities:
            Inventories                                                      (74,725)             (103,230)
            Accounts payable                                                  27,638                36,326
            Income taxes                                                      (3,887)                 (264)
            Other assets and liabilities                                      (6,575)                7,433
                                                                            --------             ---------
                 Cash used in operating activities                           (52,239)              (42,522)
                                                                            --------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment                                       (14,049)              (28,722)
Proceeds from sale of property and equipment                                      20                    31
                                                                            --------             ---------
                 Cash used in investing activities                           (14,029)              (28,691)
                                                                            --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under credit facility                                          30,000                    --
Proceeds from exercise of stock options                                          143                   723
Common shares repurchased and retired                                             --                (2,517)
                                                                            --------             ---------
                 Cash provided by (used in) financing activities              30,143                (1,794)
                                                                            --------             ---------

CASH AND CASH EQUIVALENTS:
Net decrease for the period                                                  (36,125)              (73,007)
Cash and cash equivalents, beginning of period                                62,750                97,299
                                                                            --------             ---------
Cash and cash equivalents, end of period                                    $ 26,625             $  24,292
                                                                            ========             =========

Supplemental Disclosures:
     Income tax payments                                                    $  5,145             $   3,787
     Interest payments                                                           102                   136


        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND
                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Unaudited


(1)      BASIS OF PRESENTATION

The accompanying consolidated financial statements of Goody's Family Clothing, Inc. and subsidiaries (the "Company") are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of the Company's management, the accompanying unaudited consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company's business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for its fiscal year ended February 3, 2001.

(2)      CHANGE IN ACCOUNTING METHODOLOGY

The Company changed its accounting methodology effective January 30, 2000 (the first day of the first quarter of fiscal 2000) to recognize the sale and related gross profit from layaways upon delivery of the merchandise to the customer.

(3)      CREDIT FACILITY

On May 31, 2001, the Company entered into a new five-year $130,000,000 syndicated revolving loan and security agreement which provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas based principally upon the Company's eligible inventories and, under certain circumstances, require compliance with a financial covenant relating to tangible net worth. The new facility is secured by the Company's cash, accounts receivable and inventory and bears interest at either LIBOR plus an applicable margin or the prime rate.

(4)      RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued the following new pronouncements:

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement, as amended, was effective for the Company's 2001 fiscal year. The Company adopted SFAS No. 133 and related amendments on February 4, 2001. The Company does not hold any derivative financial instruments and, accordingly, the adoption of SFAS No. 133 did not have any effect on its consolidated financial statements.

Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") modifies the recognition of and accounting for goodwill and other intangible assets in a business combination. The Company has not consummated a business combination nor does it currently contemplate a business combination. As such, the adoption of SFAS No. 141 and SFAS No. 142 will have no impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144") addresses accounting for and reporting of the impairment or disposal of long-lived assets. The Company must adopt SFAS No. 144 at the beginning of its next fiscal year ending February 1, 2003. Early adoption of this standard is permitted; however, the Company has not yet decided if it will adopt this standard prior to fiscal 2002. The Company expects that the adoption of SFAS No. 144 will not have a significant impact on its financial position or results of operations. However, SFAS No. 144 may modify the presentation of the operating results of certain closed stores in the Company's statement of operations in the future.

GOODY'S FAMILY CLOTHING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED - CONTINUED


(5)      CONTINGENCIES

The Company and Robert M. Goodfriend, its Chairman and Chief Executive Officer, are defendants in a 1999 civil rights lawsuit claiming it discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures and by maintaining unequal terms and conditions of employment. The plaintiffs further allege that the Company maintained a racially hostile working environment. The plaintiffs are seeking to have this action certified as a class action and are seeking, among other things, injunctive relief (including restructuring of the Company's selection and compensation procedures) as well as back pay, an award of attorneys' fees and costs, and other monetary relief. The Company disputes these claims and intends to continue to defend this matter vigorously. The Company is unable to estimate the effect, if any, the above lawsuit may have on the Company's financial position or results of operations.

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Goody's Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of November 3, 2001 and October 28, 2000 and the related consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods then ended. These financial statements are the responsibility of the Company's management.

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


/s/Deloitte & Touche LLP
Atlanta, Georgia
November 19, 2001

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, plans and estimates and involve material risks and uncertainties including, but not limited to: (i) weather conditions; (ii) the general economic conditions within the Company's markets and an improvement in the overall retail environment; (iii) customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company; (iv) the effectiveness of the Company's advertising and marketing initiatives; (v) the impact of competitors' pricing and store expansion; (vi) the ability to enter into acceptable leases for new store locations; (vii) the timing, magnitude and costs of opening new stores; (viii) individual store performance, including new stores; (ix) employee relations;
(x) the timely availability of merchandise in sufficient quantities to satisfy customer demand; (xi) the Company's financing plans; (xii) trends affecting the Company's financial condition or results of operations; (xiii) the effectiveness of the Company's distribution process; (xiv) the Company's ability to successfully execute its business plans and strategies; and (xv) the Company's compliance with loan covenants and the availability of sufficient eligible collateral for borrowing. Any "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company's financial results may be found in the Company's public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Securities and Exchange Commission's web site, http://www.sec.gov.

RESULTS OF OPERATIONS

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:


                                                                     Thirteen                              Thirty-nine
                                                                   Weeks Ended                             Weeks Ended
                                                          --------------------------------         ------------------------------
                                                          November 3,          October 28,         November 3,        October 28,
                                                             2001                 2000                2001               2000
                                                          -----------          -----------         -----------        -----------

Sales                                                       100.0%                100.0%             100.0%             100.0%
Cost of sales and occupancy expenses                         70.2                  70.1               73.6               73.3
                                                            -----                 -----              -----              -----
Gross profit                                                 29.8                  29.9               26.4               26.7
Selling, general and administrative expenses                 29.6                  29.1               28.8               26.4
                                                            -----                 -----              -----              -----
Earnings (loss) from operations                               0.2                   0.8               (2.4)               0.3
Interest expense                                               --                    --                 --                 --
Investment income                                              --                   0.2                 --                0.2
                                                            -----                 -----              -----              -----
Earnings (loss) before income taxes                           0.2                   1.0               (2.4)               0.5
Provision (benefit) for income taxes                          0.1                   0.4               (0.9)               0.2
                                                            -----                 -----              -----              -----
Net earnings (loss)                                           0.1%                  0.6%              (1.5)%              0.3%
                                                            =====                 =====              =====              =====

THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 COMPARED WITH THIRTEEN WEEKS ENDED OCTOBER 28, 2000

OVERVIEW During the third quarter of fiscal 2001, the Company opened eight new stores, relocated four stores and closed two stores, bringing the total number of stores in operation at November 3, 2001 to 332, compared with 310 at October 28, 2000. During the corresponding period of the previous fiscal year, the Company opened 13 new stores and relocated 5 stores. Net earnings for the third quarter of fiscal 2001 were $276,000, or 0.1% of sales, compared with net earnings of $1,635,000, or 0.6% of sales, for the third quarter of fiscal 2000.

SALES Sales for the third quarter of fiscal 2001 were $279,324,000, a 1.0% increase over the $276,550,000 in sales for the third quarter of fiscal 2000. This increase of $2,774,000 consisted primarily of additional sales from new and transition stores that was offset by a 1.3% decrease in comparable store sales. The Company believes that its sales were negatively effected by the difficult economic environment, the September 11 terrorist attacks, the subsequent war and continuing related events, and the overwhelmingly warm weather throughout most of its markets.

GROSS PROFIT Gross profit for the third quarter of fiscal 2001 was $83,328,000, or 29.8% of sales, a $753,000 increase from the $82,575,000 in gross profit, or 29.9% of sales, generated for the third quarter of the previous fiscal year. The Company was slightly less promotional during the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000 primarily due to lower levels of inventories. The decrease in gross profit of 0.1% was related to higher occupancy costs for new and relocated stores and the lack of leverage due to the shortfall in comparable store sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the third quarter of fiscal 2001 were $82,779,000, or 29.6% of sales, an increase of $2,375,000 from $80,404,000, or 29.1% of sales, for the third quarter of fiscal 2000. The 0.5% increase in selling, general and administrative expenses, as a percent of sales, for the third quarter of fiscal 2001 compared with the third quarter of fiscal 2000 was partially due to the loss of leverage from the decline in comparable store sales as noted above and is comprised of (i) a 0.3% increase in payroll expenses, and (ii) a net 0.8% increase in all other selling, general and administrative expenses which was partially offset by (iii) a 0.6% decrease in advertising and promotional expenses.

INTEREST EXPENSE Interest expense for the third quarter of fiscal 2001 increased by $75,000 compared with the third quarter of fiscal 2000 due to increased borrowings.

INVESTMENT INCOME Investment income for the third quarter of fiscal 2001 decreased by $477,000 compared with the third quarter of fiscal 2000 primarily as a result of a decrease in invested funds and interest rates during the period.

INCOME TAXES The provision for income taxes for the third quarter of fiscal 2001 was $166,000, for an effective tax rate of 37.6% of earnings before income taxes, compared with a provision for income taxes of $981,000, for an effective tax rate of 37.5% of earnings before income taxes, for the third quarter of fiscal 2000.

THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 COMPARED WITH THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000

OVERVIEW During the thirty-nine weeks ended November 3, 2001, the Company opened 18 new stores, relocated or remodeled 12 stores and closed 3 stores, bringing the total number of stores in operation at November 3, 2001 to 332, compared with 310 at October 28, 2000. During the corresponding period of the previous fiscal year, the Company opened 25 new stores, relocated 6 stores and closed 2 stores. Net loss for the thirty-nine weeks ended November 3, 2001 was $12,517,000, or (1.5%) as a percent of sales, compared with net earnings of $2,207,000, or 0.3% as a percent of sales, for the thirty-nine weeks ended October 28, 2000.

SALES Sales for the thirty-nine weeks ended November 3, 2001 were $829,443,000, a 2.5% decrease from the $850,329,000 in sales for the corresponding period of the previous fiscal year. This decrease of $20,886,000 consisted of additional sales from new and transition stores that was offset by an 8.4% decrease in comparable store sales. The Company believes that its sales were negatively effected by the difficult economic and retail environment.

GROSS PROFIT Gross profit for the thirty-nine weeks ended November 3, 2001 was $218,636,000, or 26.4% of sales, an $8,486,000 decrease from the $227,122,000 in gross profit, or 26.7% of sales, generated for the corresponding period of the previous fiscal year. The 0.3% decrease in gross profit, as a percent of sales, for the thirty-nine weeks ended November 3, 2001 compared with the thirty-nine weeks ended October 28, 2000 resulted from (i) a 0.6% decrease in cost of sales, offset by (ii) a 0.9% increase in occupancy costs which were not leveraged due to a shortfall in comparable store sales and higher occupancy costs for new and relocated stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses for the thirty-nine weeks ended November 3, 2001 were $238,948,000, or 28.8% of sales, an increase of $14,091,000 from $224,857,000, or 26.4% of sales, for the corresponding period of the previous fiscal year. The 2.4% increase in selling, general and administrative expenses, as a percent of sales, for the thirty-nine weeks ended November 3, 2001 compared with the thirty-nine weeks ended October 28, 2000 was primarily due to the loss of leverage from the decline in comparable store sales as noted above and is comprised of (i) a 0.5% increase in payroll expenses, (ii) a 0.5% increase in advertising and promotional expenses and (iii) a net 1.4% increase in all other selling, general and administrative expenses.

INTEREST EXPENSE Interest expense for the thirty-nine weeks ended November 3, 2001 increased by $72,000 compared with the corresponding period of the previous fiscal year, as a result of increased borrowings under the credit facility compared to the corresponding period of the previous fiscal year.

INVESTMENT INCOME Investment income for the thirty-nine weeks ended November 3, 2001 decreased by $1,240,000 compared with the corresponding period of the previous fiscal year primarily as a result of a decrease in invested funds and interest rates during the period.

INCOME TAXES The benefit for income taxes for the thirty-nine weeks ended November 3, 2001 was ($7,510,000), for an effective tax rate of 37.5% of loss before income taxes, compared with a provision of $1,448,000, for an effective tax rate of 37.5% of earnings before income taxes, for the corresponding period of the previous fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL POSITION The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility discussed below. At November 3, 2001, the Company's working capital was $82,222,000 compared with $86,657,000 at October 28, 2000. Additionally, inventories at November 3, 2001 were 1.3% lower than inventories at October 28, 2000, and on a per square foot basis, were 8.9% lower when compared to the third fiscal quarter ended last year. Trade payables, as a percent of inventories, were 55.8% at November 3, 2001 compared with 62.9% at October 28, 2000.

On May 31, 2001, the Company entered into a new five-year $130,000,000 syndicated revolving loan and security agreement (the "credit facility") which provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas based principally upon the Company's eligible inventories and, under certain circumstances, require compliance with a financial covenant relating to tangible net worth. The Company's cash, accounts receivable and inventory serves as collateral on the credit facility. The credit facility bears interest at either LIBOR plus an applicable margin or the prime rate.

At November 3, 2001, the Company had $30,000,000 in cash borrowings and $33,242,000 outstanding for letters of credit under the new credit facility compared with no cash borrowings and $32,125,000 outstanding for letters of credit at October 28, 2000 under the former credit facility. During the thirty-nine weeks ended November 3, 2001, the Company averaged $3,745,000 in borrowings (with the highest balance of $32,500,000 in October 2001) compared with no cash borrowings during the thirty-nine weeks ended October 28, 2000. Letters of credit outstanding averaged $37,907,000 during the thirty-nine weeks ended November 3, 2001 compared with $64,262,000 during the thirty-nine weeks ended October 28, 2000. The highest balance of letters of credit outstanding during the thirty-nine weeks ended November 3, 2001 was $50,849,000 (in June
2001) compared with $79,789,000 (in June 2000) during the thirty-nine weeks ended October 28, 2000. For the periods ended November 3, 2001 and October 28, 2000, the highest balance of direct borrowings and letters of credit, on a combined basis, was $65,601,000 (in October 2001) compared with $79,789,000 (in June 2000), respectively.

CASH FLOWS Cash used in operating activities for the thirty-nine weeks ended November 3, 2001 was $52,239,000 compared with $42,522,000 for the corresponding period of the previous fiscal year. Cash used for increases in inventory during the thirty-nine weeks ended November 3, 2001 and October 28, 2000 was $74,725,000 and $103,230,000, respectively. Accounts payable provided cash of $27,638,000 and $36,326,000 in the thirty-nine weeks ended November 3, 2001 and October 28, 2000, respectively. Other assets and liabilities used cash of $6,575,000 in the thirty-nine weeks ended November 3, 2001 while in the corresponding period of the previous fiscal year $7,433,000 in cash was provided by other assets and liabilities. Depreciation and amortization expenses were $17,742,000 and $14,324,000 for the thirty-nine weeks ended November 3, 2001 and October 28, 2000, respectively.

Cash flows from investing activities reflected a $14,029,000 and $28,691,000 net use of cash for the thirty-nine weeks ended November 3, 2001 and October 28, 2000, respectively. Cash was used primarily to fund capital expenditures for (i) new, relocated and remodeled stores, (ii) the construction of a new distribution center, and (iii) for general corporate purposes.

Cash provided by financing activities for the thirty-nine weeks ended November 3, 2001 was $30,143,000 compared with cash used in financing activities of $1,794,000 for the corresponding period of the previous fiscal year. Net borrowings under the Company's credit facility were $30,000,000 during the thirty-nine weeks ended November 3, 2001 compared to no borrowings in the comparable prior year period. During the thirty-nine weeks ended November 3, 2001, the Company realized $143,000 from the issuance of common stock resulting from the exercise of stock options, compared with $723,000 during the corresponding period of the previous year. During the thirty-nine weeks ended November 3, 2001, the Company did not make any purchases of its common stock under the stock repurchase plan authorized by the Company's Board of Directors in June 1999. That plan authorized the Company to purchase up to $20,000,000 of its common stock. The Company has purchased 1,118,300 shares of its common stock for an aggregate of $7,400,000 since the plan's inception.

OUTLOOK Management estimates that capital expenditures of approximately $6,500,000 will be required during the remainder of fiscal 2001, primarily related to store improvements, management information systems, and general corporate purposes. The Company may also continue purchasing shares of its common stock, from time to time, in the open market or in privately negotiated transactions, depending on price, prevailing market conditions and other factors in accordance with its stock purchase plan.

The Company's primary needs for capital resources are for the opening of new stores, relocating and remodeling of existing stores, purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with cash flows from operations, including credit terms from vendors and factors, and the borrowings available under the credit facility, will be sufficient to meet the Company's operating and capital expenditure requirements. However, an adverse outcome of pending litigation (as described in Note 6 - Contingencies in the Notes to Consolidated Financial Statements) or the unavailability of borrowings under the credit facility could negatively affect working capital.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material investments or risks in market risk sensitive instruments.

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1 - LEGAL PROCEEDINGS  - None

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS  -  None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES  -  None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -  None

ITEM 5. - OTHER INFORMATION  -  None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
          (a)   Exhibits -

                  15    Accountants' Awareness Letter

          (b)   Reports on Form 8-K  -  None

                         GOODY'S FAMILY CLOTHING, INC.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GOODY'S FAMILY CLOTHING, INC.
                                                      (Registrant)


Date:    November 21, 2001                   /s/ Robert M. Goodfriend
     ---------------------------             ----------------------------------
                                             Robert M. Goodfriend
                                             Chairman of the Board and
                                             Chief Executive Officer


Date:    November 21, 2001                   /s/ Lana Cain Krauter
     ---------------------------             ----------------------------------
                                             Lana Cain Krauter
                                             President and
                                             Chief Merchandising Officer


Date:    November 21, 2001                   /s/ Edward R. Carlin
     ---------------------------             ----------------------------------
                                             Edward R. Carlin
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Secretary (Principal Financial
                                             Officer)


Date:    November 21, 2001                   /s/ David G. Peek
     ---------------------------             ----------------------------------
                                             David G. Peek
                                             Senior Vice President and
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)