Form 10-K
period 2002-02-02
GOODYS FAMILY CLOTHING INC /TN
filed 2002-04-26
CIK 879123

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 15, 2002: approximately $167,987,000

    Number of shares of Common Stock outstanding as of April 15, 2002:
32,474,463

                      DOCUMENTS INCORPORATED BY REFERENCE
     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K shall be incorporated from the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders currently scheduled to be held on June 19, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

GOODY'S



[COLLAGE: PHOTOS OF PEOPLE AND LOGO]



ANNUAL REPORT 2001

Fun Family
Fashion with
a Goodfriend
Minding
the Store

(GOODY'S LOGO)

(PICTURE OF GOODY'S DEPARTMENT STORE)



                               TABLE OF CONTENTS

To Our Shareholders ......................................................... 1

Store Locations ............................................................. 4

Corporate, Shareholder and Investor Information ............. Inside Back Cover


                                FORM 10-K INDEX

Forward-Looking Statements .................................................. 2

Selected Financial Data .................................................... 16

Management's Discussion and Analysis ....................................... 17

Independent Auditors' Report .............................................. F-2

Financial Statements ...................................................... F-3

FORWARD-LOOKING STATEMENTS

Please refer to the sections entitled "Forward-Looking Statements" and "Certain Factors That May Affect Future Results" in the Form 10-K for the fiscal year ended February 2, 2002, that accompanies and is part of this Annual Report.

To Our Shareholders

Fiscal 2001 was a disappointing year as our financial results for the year did not reflect the many positive strides we made in our efforts to reposition Goody's for a profitable future.

Sales for fiscal 2001 were $1.193 billion, a decrease of 4.6% from fiscal
2000 (fiscal 2001 contained 52 weeks, while fiscal 2000 contained 53 weeks). Comparable store sales for fiscal 2001 decreased 8.5% compared to fiscal
2000. The Company's net loss for fiscal 2001 was $20.2 million compared with net earnings of $13.3 million for fiscal 2000.

It became clear to us as fiscal 2001 got under way that we were facing a very tough year. The economic outlook was dismal, the retail sector as a whole was floundering, consumer lifestyles and tastes were rapidly changing, and we had clearly lost touch with our customer. To regain the competitive edge that we've maintained for 48 years, we analyzed every aspect of our business from the top line down. Having pursued this effort aggressively, we believe that, despite negative fiscal 2001 financial results, we are well positioned for a turnaround in fiscal 2002. There are several reasons for our optimism:

         - We have a history of prudent management of our financial resources, evidenced by our strong balance sheet at year end, which reflects a strong cash position, favorable inventory levels, and no long-term debt, allowing us to execute our plans for fiscal 2002;

         - We have made significant changes to our marketing and advertising strategies, including reallocating our advertising dollars to reach a broader customer base in a way that we believe effectively brands Goody's as a destination store for our target customer;

         - We have analyzed and implemented new business strategies that will differentiate us from our competitors, and we have a renewed optimism for success with some of our long-term strategic branded partners, and;

         - We have scrutinized every operating area of the Company and have introduced efficiencies that we expect will reduce operating costs in fiscal 2002 and beyond.

MARKETING AND ADVERTISING

Communicating with our target customer more effectively is central as we continue to focus on turning our business around. The direction we're taking our marketing and advertising efforts is based on intensive research we conducted during the past 12 months. An important part of this research was the Goody's Good Friend Bus Tour initiated in July 2001. During the tour, we visited 5 markets, and we spent critical one-on-one time talking with shoppers. The goal of these visits was to find out what we can do to strengthen the Goody's shopping experience, and to learn from our primarily female customer what affects her shopping choices.

[CHAIRMAN AND CUSTOMER PHOTO]

[CHAIRMAN AND CUSTOMER PHOTO]

During the...Goody's Good Friend Bus Tour... we spent one-on-one time talking with shoppers.

At Goody's we are known for our brands.

[LOGOS OF APPAREL BRANDS]

Additionally, telephone and focus group research, not surprisingly, echoed the responses we were getting during the tour. We incorporated what we learned into a test advertising campaign that ran from October 24, 2001 to January 5, 2002 to let shoppers know that we are listening and want to make their shopping experience better.

The results of the campaign were impressive and were reflected in dramatically improved comparable store sales results for those stores included in the bus tour test. We have reacted to what we learned from shoppers and incorporated consumer directed suggestions within our stores. We believe these changes will continue to make a measurable difference in our sales and margin growth. As we enter fiscal 2002, we feel confident our strategy of listening and responding to our shoppers will have a positive impact on our results for the full fiscal year.

MERCHANDISING

The most significant change shoppers will see when they visit our stores is that Goody's has made a real commitment to provide dominant plus size fashion assortments and extended sizes in the children's, juniors' and petite departments. These additions to our merchandising line-up are based on information we gleaned from our research indicating that the plus size customer is under served by the apparel retail marketplace. Early in-store tests of these plus size programs yielded favorable results and we expect to continue to build our plus size inventories -- junior sizes in particular -- beginning in the summer of 2002 and into the fall season.

At Goody's we're known for our brands. And to keep pace with our customers' needs, we're frequently adding new brands to our merchandise line-up such as Alexander Julian. In addition, we are revitalizing our private label programs with the upscale Goodclothes program in the misses, plus and petite departments, and RMG Chairman's Collection for men. Early consumer response to these programs is encouraging and we intend to commit marketing resources to assist them in achieving long-term success.

FINANCIAL POSITION

One thing for which Goody's is known and respected is the Company's heritage of prudent financial management and the strength to manage through difficult business cycles. In fact, despite a difficult fiscal 2001, we began fiscal
2002 with $53.8 million in cash and cash equivalents, and no long-term debt. We budgeted fiscal 2001 capital expenditures at $30.0 million and, in response to the disappointing financial results, were able to reduce capital expenditures to only $15.3 million and still open 18 new stores and relocate or remodel 12 stores. Capital expenditures for our fiscal 2002 budget remain modest -- only $11.0 million with two new stores and four remodels or relocations planned for the year. In addition, we are planning to increase inventory turnover while diligently managing our inventory levels.

Following three years of difficult sales trends, we have carefully evaluated our expense structure and are committed to reducing and managing our selling, general and administrative expenses. Among the initiatives to minimize the Company's expenses was a reduction in work force implemented early in fiscal 2002. Our expense reductions measures are expected to save the Company over $10 million on an annualized basis.

Executed as planned, we believe that all of our efforts, combined with revitalized marketing, advertising and merchandising programs, should deliver the financial results every shareholder expects from Goody's.

CONCLUSION

Despite the disappointment we all felt as fiscal 2001 came to a close, our associates were -- and still are -- motivated by the promising work underway to reposition Goody's as a dominant apparel retailer in the markets we serve. One overwhelming truth came to light this past year, we can never stop listening and responding to the needs of our customers. As our new tag line says -- It's All About You. We are excited about this upcoming year and will strive to make Goody's the destination for Fun Family Fashion with a Goodfriend Minding the Store.

/s/ Robert M. Goodfriend

Robert M. Goodfriend,
Chairman of the Board and
Chief Executive Officer


/s/ Lana Cain Krauter

Lana Cain Krauter
President and Chief
Merchandising Officer


[PHOTO OF ROBERT M. GOODFRIEND]


[PHOTO OF LANA CAIN KRAUTER]

Store Locations

....Goodys...the destination for Fun Family Fashion with a Goodfriend Minding the Store.


                           [MAP of Store Locations]


                      As of February 2, 2002, the Company
                       operated 332 stores in 18 states.

     Unless the context otherwise indicates, all references in this Form 10-K to the "Company" or "Goody's" refer to Goody's Family Clothing, Inc., a Tennessee corporation, and its subsidiaries. The Company's fiscal year ends on the Saturday nearest the last day of January. The terms "fiscal 2007," "fiscal 2006," "fiscal 2005," "fiscal 2004," "fiscal 2003," "fiscal 2002," "fiscal
2001," "fiscal 2000," "fiscal 1999," "fiscal 1998," and "fiscal 1997," refer to the Company's fiscal years ending or ended on February 2, 2008 (52 weeks), February 3, 2007 (53 weeks), January 28, 2006 (52 weeks), January 29, 2005 (52 weeks), January 31, 2004 (52 weeks), February 1, 2003 (52 weeks), February 2, 2002 (52 weeks), February 3, 2001 (53 weeks), January 29, 2000 (52 weeks),
January 30, 1999 (52 weeks), and January 31, 1998 (52 weeks), respectively.

                           FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management has endeavored in its communications and in this Form 10-K to highlight the trends and factors that might have an impact on the Company and the industry in which it competes. Any "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue," or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analysis of the Company, its business and the industry as a whole. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the ability to reverse negative comparable store sales trends; (ii) competition, including the impact of competitors' pricing and store expansion; (iii) compliance with loan covenants and the availability of sufficient eligible collateral for borrowing; (iv) growth of its store base; (v) trends affecting the Company's financial condition or results of operations;
(vi) the continued availability of adequate credit support from vendors and factors; (vii) customer demand and trends in the apparel and retail industry and the acceptance of merchandise acquired for sale by the Company; (viii) the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand; (ix) the effectiveness of the recently adopted changes in merchandising, advertising, pricing and operational strategies; (x) the outcome of pending trademark and other litigation; (xi) the ability to control shrinkage; (xii) the success of the Company's information technologies systems; (xiii) the ability to achieve business plan targets; (xiv) the ability to avoid excessive markdowns; (xv) the effectiveness of advertising and promotional events; (xvi) the ability to enter into leases for new store locations; (xvii) the timing, magnitude and costs of opening new stores; (xviii) individual store performance, including new stores; (xix) relations with vendors, factors and employees; (xx) unanticipated needs for additional capital expenditures; (xxi) the general economic conditions within the Company's markets and an improvement in the overall retail environment; and (xxii) global political unrest. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. Also see "Certain Factors That May Affect Future Results." The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Goody's is a retailer of moderately-priced family apparel operating 332 stores in 18 states as of February 2, 2002. The Company primarily locates its stores in small to midsize markets in the Southeast, Midwest and Southwest that have demographic characteristics consistent with its targeted customer. All of Goody's stores are leased, average approximately 27,900 gross square feet, and are generally located in strip shopping centers. The Company manages its core functions, such as purchasing, pricing, marketing and advertising, distribution, planning and allocation, real estate, finance, and information systems, from its centrally located corporate office in Knoxville, Tennessee. The Company has two distribution centers, one each in Knoxville, Tennessee and Russellville, Arkansas.

     The Company's objective is to be a leading retailer of apparel for the entire family in each of the markets it serves. In keeping with this objective, Goody's offers a broad selection of current-season, nationally-recognized brands for its brand-conscious shoppers, as well as exclusive brands for those shoppers who seek quality apparel at value prices.

COMPETITIVE STRATEGY

     The Company's operating strategies continually evolve to keep pace with the competitive demands of an ever-changing retail environment. However, the central elements of the Company's core business strategy remain essentially the same and include the following:

     - Appeal to Value-Conscious Customers. Goody's appeals to value-conscious customers by offering current-season, trend-right, nationally-recognized and exclusive-brand merchandise at value prices.

     - Offer a Broad Range of Merchandise for the Entire Family. The Company provides a wide selection of merchandise designed to address the casual apparel needs of the entire family. The Company believes that providing one-stop shopping for customers in convenient and accessible locations gives it an advantage over many of its competitors.

     - Emphasize Current-Season, Nationally-Recognized Brands.   The Company is
       committed to maintaining a strong line-up of nationally-recognized brands including: Adidas, Alexander Julian, Alfred Dunner, Amerex, American Eagle, Arrow, Beach Native, Bestform, Body I.D., Bongo, Braetan, Burnes of Boston, Byer, Carter's, Cathy Daniels, Connected, Dockers, Dorby, Duckhead, Eastland, Felina Lingerie, FRC, Gloria Vanderbilt, Hanes, Healthtex, K. C. Collection, Keds, Kids Headquarters, Lee, L.E.I., Levi's, Maidenform, Malibu Dream Girl, Manhattan Beachwear, Miss Erika, Mootsies Tootsies, Mudd, My Michelle, New Balance, Nike, On Que, Paco, Paris Blues, Playtex, Reebok, Requirements, Rosetti, Russell, Sag Harbor, Scarlett, Skechers, Steve Madden, Union Bay, View by Norton McNaughton, and Zana-di among others.

     - Strategically Use Private-Label Programs. The Company's private-label programs utilize exclusive brands that offer shoppers quality products at exceptional value and generate higher gross margins. The Company's exclusive brands include Chandler Hill, Goodclothes, Intimate Classics, and Mountain Lake for women; Ivy Crew, OCI and RMG Chairman's Collection for men; and Baby Crew, GoodKidz and OCI for children.

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

     - Provide Strong Marketing and Advertising. The Company believes that communicating frequently with customers is the key to maintaining traffic flow in its stores and creating loyalty within its customer base. The Company's advertising and marketing messages aim to brand Goody's as a destination store for key categories of value-priced family apparel. Goody's advertises in local newspapers at least once each week and reinforces its print message with television and/or radio campaigns aired at strategic times during the week, currently planned at 37 weeks for fiscal 2002.

     - Shopper-Friendly Store Environment. The Company endeavors to provide easy-to-read in-store signage, clear and understandable pricing, wide and easy-to-shop aisles, functional and space-efficient fixturing, efficient check-out counters, and easy-to-locate customer service areas to enhance the customer's shopping experience.

EXPANSION STRATEGY

     During the last several years, the Company's expansion strategy has been to grow its store base by approximately 10% each year in small to midsize markets. However, as a result of the difficult economic environment and poor operating results experienced during the last two fiscal years, the Company limited its store growth during fiscal 2001, only expanding its store base approximately 5%, and plans during fiscal 2002 to open approximately two new stores, relocate or remodel approximately four existing stores and close at least six stores. The Company expects that the two new stores to be opened in fiscal 2002 will be approximately 22,300 square feet and 40,000 square feet. The Company believes that opportunities exist to expand its presence within current markets and, in the future, into new states.

     In making its decision to open a new store, the Company typically evaluates, among other factors, market demographics, competition, location, consumer traffic, rent and occupancy costs, advertising, and other expenses associated with the opening and operating of a new store. Goody's has historically supported new store growth from internally generated funds.

     Should operating performance significantly improve, the Company's expansion strategy to grow its store base by approximately 10% each year would likely resume.

     The Company would consider a complementary acquisition opportunity should it arise, although the Company has no understandings, arrangements or agreements with respect to any such opportunity.

     The following table provides information regarding the number of stores in operation, new stores opened, stores closed, and stores relocated or remodeled during the years indicated:

                                                                      FISCAL YEAR
                                                            --------------------------------
                                                            2001   2000   1999   1998   1997
                                                            ----   ----   ----   ----   ----
Stores open, beginning of year............................  317    287    257    223    203
New stores opened during the year.........................   18     32     32     36     24
Stores closed during the year.............................   (3)    (2)    (2)    (2)    (4)
                                                            ---    ---    ---    ---    ---
Stores open, end of year..................................  332    317    287    257    223
                                                            ===    ===    ===    ===    ===
Stores relocated or remodeled during the year.............   12     13     20     10     16
                                                            ===    ===    ===    ===    ===

MERCHANDISING STRATEGY

     The Company's merchandising strategy has been developed to appeal to its value-conscious customers by offering a broad selection of current-season, trend-right, nationally-recognized, and exclusive-brand merchandise at value prices. The Company continually develops and refines its merchandising strategy in an attempt to meet the tastes and lifestyles of its customers. The Company competes with: (i) department stores by offering nationally-recognized brand-name quality apparel at value prices, (ii) specialty stores by offering apparel for the entire family, (iii) off-price apparel stores by offering a wide selection of current-season merchandise at competitive prices, and (iv) discount stores by offering better nationally-recognized brand-name merchandise generally unavailable to discount retailers. While nationally-recognized brand-name merchandise remains the cornerstone of its merchandising strategy, the Company continues to invest in the development of its own exclusive brands that offer customers quality merchandise at value prices. The Company's exclusive-brand sales accounted for approximately 19%, 17% and 19% of total sales in fiscal 2001, 2000 and 1999, respectively.

     A typical Goody's store has six divisions that include women's (junior's, misses, petite, plus size, intimate apparel, swimwear, and outerwear), denim, men's (sportswear, activewear, young men's, and men's furnishings), children's (infants and toddlers, boys and girls), accessories (fashion jewelry, fine jewelry, fragrances, handbags, belts, wallets, hair accessories, sunglasses, picture frames, and gift items), and shoes. The Company's stores carry an average of approximately 11,500 different styles of merchandise that are electronically tracked (including by color and size, where appropriate) in order to provide timely and accurate selling data to management.

MERCHANDISING DIVISIONS

     Women's. The most comprehensive merchandise selection offered by the Company is in the women's division, which contributed 42.8% of total sales in fiscal 2001. The women's division emphasizes casual and career fashions and includes junior's, misses, petite, plus size, intimate apparel, swimwear, and outerwear. Juniors' merchandise lines include nationally-recognized brand names such as Adidas, Byer, Lee, L.E.I., Levi's, Mudd, My Michelle, Nike, Paris Blues, and Union Bay. Misses' merchandise lines include popular brand names such as Alfred Dunner, Cathy Daniels, Dockers, Lee, Levi's, Miss Erika, On Que, Requirements, Sag Harbor, and View by Norton McNaughton, as well as the Company's exclusive brands, Goodclothes and Mountain Lake. Fashion dresses are also an important part of Goody's overall women's product lines and feature popular brand names such as Connected, Dorby, My Michelle, Sag Harbor, and Scarlett. Nationally recognized brand-name undergarments offered by the women's division include products from Bestform, Felina Lingerie, Hanes, Maidenform, and Playtex. Swimwear features labels such as Beach Native, Body I.D., Malibu Dream Girl, Mudd, and Manhattan Beachwear. Outerwear product lines include Amerex, Braetan, FRC, and K. C. Collection brand-name labels and Mountain Lake, the Company's exclusive brand.

     Denim. The denim division contributed 21.2% of total sales in fiscal 2001 and is important to the Company's merchandising concept. The Company believes that its broad selection and competitive pricing of basic denim merchandise appeals to value-conscious families and generates customer traffic for other higher-margin merchandise. The Company utilizes automatic replenishment programs using electronic data interchange ("EDI") with its major denim suppliers to optimize in-stock positions for popular styles and sizes. Nationally-recognized brand names that are carried in the denim division include Gloria Vanderbilt, Lee, L.E.I., Levi's, Mudd, Paco, Union Bay, and Zana-di. The Company's exclusive brands for denim are Mountain Lake and OCI.

     Men's. The men's division contributed 16.3% of total sales in fiscal 2001 and consists of sportswear, activewear, young men's, and men's furnishings departments. The men's division features nationally-recognized brand-name merchandise and includes Adidas, Arrow, Dockers, Duckhead, Lee, Levi's, Nike, Reebok, and Russell. The Company's exclusive brands for men are Ivy Crew, OCI, and RMG Chairman's Collection.

     Children's. The children's division contributed 7.2% of total sales in fiscal 2001 and offers durable apparel for children of all ages including infants and toddlers, boys and girls. Nationally-recognized brands for children offered by the children's division include Adidas, Byer, Carter's, Kids Headquarters, Healthtex, Lee, L.E.I., Levi's, My Michelle, Nike, and Paco. The Company's exclusive brands for children are Baby Crew, GoodKidz and OCI.

     Accessories. The accessories division contributed 6.4% of total sales in fiscal 2001 and includes items such as fashion jewelry, fine jewelry, fragrances, handbags, belts, wallets, hair accessories, sunglasses, picture frames, and gift items. Nationally-recognized brands featured in the accessories division include Burnes of Boston, L.E.I., Mudd, and Rosetti.

     Shoes. The Company operates its own shoe departments, which contributed 5.4% of total sales in fiscal 2001. At the end of fiscal 2001, 317 stores had shoe departments; and the Company expects that all new and relocated stores in fiscal 2002 will have shoe departments. The shoe departments offer nationally-recognized brands such as Adidas, American Eagle, Bongo, Dockers, Eastland, Keds, Mootsies Tootsies, Mudd, New Balance, Nike, Reebok, Skechers, and Steve Madden.

     In August 1999, the Company began operating its own shoe departments. Prior to August 1999, the Company's shoe departments were operated by a third party under an exclusive operating license agreement that was terminated after this party filed for Chapter 11 bankruptcy protection in June 1999. See discussion under "Other" below.

     Other. Includes revenue from tuxedo rentals, service fees and leased departments' net rental income that, in the aggregate, contributed 0.7% of total sales in fiscal 2001. The Company terminated all leased department operations during fiscal 1999. Net rental income from leased departments was $3,372,000 in fiscal 1999.

     The following table shows a breakdown of the Company's total sales for the periods indicated (dollars in thousands):

                           FISCAL 2001 (52 WEEKS)    FISCAL 2000 (53 WEEKS)    FISCAL 1999 (52 WEEKS)
                           ----------------------    ----------------------    ----------------------
                             AMOUNT      PERCENT       AMOUNT      PERCENT       AMOUNT      PERCENT
                           -----------   --------    -----------   --------    -----------   --------
Women's..................  $  510,626      42.8%     $  513,563      41.1%     $  492,076      41.7%
Denim....................     252,589      21.2         275,582      22.0         280,789      23.8
Men's....................     194,897      16.3         213,165      17.0         228,953      19.4
Children's...............      86,026       7.2          85,204       6.8          79,617       6.7
Accessories..............      76,539       6.4          80,921       6.5          70,477       6.0
Shoes....................      64,266       5.4          74,853       6.0          19,101       1.6
Other....................       7,603       0.7           7,316       0.6           9,917       0.8
                           ----------     -----      ----------     -----      ----------     -----
                           $1,192,546     100.0%     $1,250,604     100.0%     $1,180,930     100.0%
                           ==========     =====      ==========     =====      ==========     =====

STORE VISUAL PRESENTATION

     Generally within each store, specific departments are well signed and have aisles leading directly to major departments. Visual merchandising and store presentation are enhanced by fixtures that showcase merchandise in an accessible and customer-friendly shopping environment. Sale items featured in the Company's advertising campaigns are highlighted in the stores with signs that allow customers to quickly locate items of interest. The overall merchandise presentation is organized to highlight selected fashion products as the seasons progress. The visual merchandising department, in collaboration with the merchandising staff, communicates with the stores frequently through its "Front & Forward" program that coordinates visual presentation efforts with featured items contained in advertisements or items being promoted in-store. The Company continually endeavors to update its stores and improve their "shopability."

PURCHASING

     The Company buys merchandise from approximately 725 vendors worldwide. During fiscal 2001, the Company's receipts from Levi Strauss & Co., its largest vendor, represented approximately 10.0% of total receipts. No more than 3.7% of total receipts were attributable to any one of the Company's other vendors. The Company does not have long-term or exclusive contracts with any manufacturer or vendor. The Company believes it maintains strong relationships with its vendors. A large portion of the Company's merchandise is prepackaged and preticketed by the vendors for each store, thereby reducing the cost and processing time at its distribution centers.

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

PLANNING AND ALLOCATION

     The Company's planning and allocation department works closely with merchandising, distribution and store operations personnel to establish an appropriate flow of merchandise for each of the Company's stores. This flow of merchandise is intended to reflect customer preferences in each market. The Company also utilizes automatic replenishment programs using EDI with 175 vendors. Sales from EDI vendors accounted for approximately 45.8% of total sales in fiscal 2001. The automatic replenishment programs allow for more efficient replenishment of specific items of merchandise in particular styles, sizes and colors to optimize in-stock positions of basic merchandise. The Company continues to support and encourage the use of automatic replenishment programs using EDI for its vendors.

CENTRALIZED DISTRIBUTION

     The Company has two distribution centers: a 344,000-square-foot distribution center, located in Knoxville, Tennessee, and a 235,000-square-foot distribution center, located in Russellville, Arkansas. The two distribution centers have the combined capacity to serve approximately 525 stores. Both distribution centers are equipped with automated merchandise handling equipment that facilitates efficient distribution of merchandise to the Company's stores and provides for efficient cross docking of prepackaged and preticketed merchandise by store. Incoming merchandise is received at the distribution centers where it is inspected for quality control at the Company's discretion.

     Merchandise for individual stores is typically processed through the distribution centers within 48 hours of its receipt from vendors. Furthermore, because the distribution centers are located adjacent to main interstate highways, the Company has been able to negotiate favorable shipping terms with common carriers.

     The Company also has developed an effective computerized system for tracking merchandise from the time it arrives at its distribution centers until it is delivered to the stores to ensure that shipments are delivered in an accurate and timely manner. The Company utilizes a third-party contract carrier to deliver merchandise to its stores.

     As noted above under the caption "Merchandising Divisions -- Shoes," in August 1999, the Company began operating its own shoe departments. All prepackaged shoe purchases are received from the vendors at Goody's own distribution centers where they are processed for delivery to the stores. Generally, bulk shoe purchases from vendors are received by a third-party processor engaged by the Company to "pick and pack" shoes by color and size for each of its stores.

MARKETING AND ADVERTISING

     The Company's marketing and advertising strategies are designed to reinforce its image as a destination store for trend-right casual apparel at value prices for the entire family. The Company believes that its advertisements, which emphasize nationally-recognized brand-name apparel, value prices and wide selections for the entire family, have enabled it to communicate a distinct identity that reinforces its brand in the marketplace.

     Using a multi-media approach, Goody's utilizes an outside advertising agency to develop its advertising for newspapers, television and radio, as well as to research certain markets and develop profiles of shoppers to effectively plan advertising. The Company frequently uses television and full-color advertising to portray the depth and selection of its merchandise. In-store merchandise presentation is coordinated with such advertising to maximize promotional opportunities. While the exact allocation of the advertising budget differs from market to market, the Company allocated approximately 57.3% of its fiscal 2001 advertising expenditures to print media and plans to allocate 44.9% of its fiscal 2002 advertising expenditures to print media. The remainder of the advertising expenditures are allocated to television, radio, payroll costs, professional fees, and other promotional activities. Several of the Company's key vendors share in the costs of mutually beneficial advertising campaigns through cooperative advertising programs.

     The Company offers the GOODY'S private label credit card through an arrangement with Alliance Data Systems and World Financial Network National Bank. Under this arrangement, the Company pays sales transaction fees, but is not responsible for assessing customer credit-worthiness and does not assume the risk associated with extending credit. During fiscal 2001, net sales per transaction on the GOODY'S private label credit card were higher than those of other credit cards accepted. The GOODY's private label credit card includes a loyalty program that is intended to increase the frequency and volume of customer purchases. The Company advertises and markets directly to its credit card customers.

     The Company also offers its customers a GOODY's gift card. The GOODY's gift card is designed to simplify the gift certificate sales transaction for the customer and enhance the "Goody's" brand image. This card is offered at the point-of-sale, and at certain times of the year, such as the Christmas season, is aggressively marketed to increase gift card sales. Customer response to the GOODY's gift card has been favorable since its introduction in May 2001 and has resulted in increased gift card sales when compared to traditional paper gift certificates.

PRICING

     The Company's pricing strategy is designed to provide value to its customers by offering merchandise at value prices generally below the prices of traditional department and specialty stores. In order to remain competitive and enhance sales promotion efforts, Goody's frequently monitors its competitors' prices. In addition, the Company's management information systems provide daily and weekly sales and gross margin reports that, among other things, track sales and gross margins by stock-keeping unit and provide management with the flexibility to adjust prices, as appropriate.

CUSTOMER SERVICE

     Goody's goal is to provide shoppers with a positive shopping experience every time they visit its stores. The Company reviews and analyzes customer calls, e-mails and letters, receives feedback from store management, and conducts quantitative and qualitative studies to monitor customer expectations. To support its efforts, the Company utilizes a customer service program called "GREAT," an acronym that stands for "Greet every customer, Room to shop, Exciting store presentation, Attention to detail, and Thank every customer." Goody's store associates play the most important role in the success of the GREAT program.

STORE OPERATIONS

     Management of store operations is the responsibility of the Executive Vice President -- Stores, who is assisted by a Vice President -- Store Operations, a Vice President -- Loss Prevention, four Vice Presidents -- Sales, and 27 District Managers. The number of stores that each District Manager oversees ranges from 12 to 15.

     Each store is managed by a team consisting of a Manager and one to two Assistant Managers, depending on the size of the store. Stores are typically staffed by Sales Associates, Department Heads, Cashiers, and Stockroom Associates. All associates are responsible for providing customer service by interacting with customers, developing and maintaining creative visual merchandise presentation and ensuring a positive shopping experience for each customer. The store staff consists of a combination of full-time and part-time associates; temporary associates are hired for peak selling seasons. The Company's stores are generally open from 9:00 a.m. to 9:00 p.m. Monday through Thursday; from 9:00 a.m. to 10:00 p.m. on Friday and Saturday; and from 12:00 p.m. to 7:00 p.m. on Sunday. These hours are extended during various holiday and peak selling seasons.

STORE LOCATIONS

     The Company typically locates its stores in small to midsize markets in the Southeast, Midwest and Southwest that have populations of fewer than 100,000 and demographic characteristics consistent with its targeted value-conscious customer. However, since 1994, the Company has opened multiple locations within selected larger metropolitan markets. Goody's has typically entered these larger metropolitan markets by opening several stores simultaneously, enhancing the Company's image and awareness throughout the market while leveraging advertising costs that are generally higher than in small to midsize markets. Goody's leases store space primarily in strip centers, where costs are generally lower than mall locations. The smallest of the Company's stores has 7,600 gross square feet and the largest store has 54,800 gross square feet; the average store size is approximately 27,900 gross square feet. The Company's store locations can be found by visiting its Web site at www.goodysonline.com.

     All of the Company's store locations are leased. The Company believes the flexibility of leasing its stores provides substantial benefits and avoids the inherent risks of owning real estate. The Company believes it has established itself as an anchor tenant due to its sales volume, the size of its stores, its advertising contributions in local markets, its financial position, and its history of meeting lease commitments on a timely basis.

INFORMATION SYSTEMS

     The Company frequently upgrades its core business systems with current technology, when and where possible, in an effort to enhance financial and other business controls. The Company maintains fully integrated point-of-sale, inventory and merchandise systems. The Company's information systems provide management, buyers, planners, and distributors with comprehensive data that allow them to identify emerging sales trends and, accordingly, manage inventories. The data provided by information systems include merchandise planning, purchase order management, open order reporting, open-to-buy, receiving, distribution, EDI, basic stock replenishment, inventory, and price management. Daily and weekly sales reports are used by management to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventories, and are frequently revised to reflect changing sales trends. The Company's point-of-sale (POS) systems are supported by an in-store computer system. The in-store systems feature bar-coded ticket scanning, automatic price look-up, credit and check authorization utilizing a satellite network, and daily transmittal of detailed sales data from stores to the corporate office.

TRADEMARKS

     The United States Patent and Trademark Office (the "USPTO") has issued federal registrations to the Company for the following trademarks: Authentic GFC, Bobby G by Ivy Crew, Chandler Hill, Chandler Hill Sport, Feels Like You, "G" (stylized G with arch design), GFC Trading Co., GoodKidz (and design), Goody's, Goody's (credit card services), Goody's Family Clothing, Goody's Family Clothing (and design), Goody's Low Price!! Department Store Styles Department Store Brands, International Trading Company (and design), Intimate Classics, Low Prices Never Looked So Good, MBJC, Mountain Lake, Mountain Lake Casuals, Mountain Lake High Quality Apparel With A Feel Good Fit, Mountain Lake Jean Company, OCI, OCI (shoes), OCI Quality Clothing (and design), Old College Inn, Old College Inn Jean Company, Old College Inn Loungewear, Old College Inn Sport, Take A Good Look, Y.E.S. Your Everyday Savings, and Your Everyday Y.E.S. Savings Brands Value Quality. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Accessory Crossing, Goodclothes (and design), Good Boys, Good Girls, Goody's -- It's All About You, Ivy Crew, Montana Blues Jean Company, RGM, Sterling Reflections, and West Interstate 40.

     The following trademarks and tradenames used in this Form 10-K are owned by (and in certain cases registered to) third parties: Adidas, Alfred Dunner, Alexander Julian, Amerex, American Eagle, Arrow, Beach Native, Bestform, Body I.D., Bongo, Braetan, Burnes of Boston, Byer, Carter's, Cathy Daniels, Connected, Dockers, Dorby, Duckhead, Eastland, Felina Lingerie, FRC, Gloria Vanderbilt, Hanes, Healthtex, K.C. Collection, Keds, Kids Headquarters, Lee, L.E.I., Levi's, Maidenform, Malibu Dream Girl, Manhattan Beachwear, Miss Erika, Mootsies Tootsies, Mudd, My Michelle, New Balance, Nike, On Que, Paco, Paris Blue, Playtex, Reebok, Requirements, Rosetti, Russell, Sag Harbor, Scarlett, Skechers, Steve Madden, Union Bay, View by Norton McNaughton, and Zana-di.

ASSOCIATES

     As of March 30, 2002, the Company had approximately 10,000 active full and part-time associates. Store managers and assistant store managers are compensated on a salaried basis. Additionally, store managers are eligible to receive additional compensation based on the Company's profitability as well as meeting certain other objective goals at their respective stores. All other store associates are compensated on an hourly basis. The Company's incentive bonus program for certain key corporate associates is based on achieving certain profitability goals and could potentially provide a significant portion of the associates' total annual compensation. All of the Company's associates are non-union employees, with the exception of the associates employed at its distribution center in Knoxville, Tennessee, who are represented by the Union of Needletrades, Industrial and Textile Employees.

     On February 1, 2002, the Company announced a "reduction-in-force" commencing in February 2002 that is expected to reduce the work force at the Company's corporate headquarters and distribution centers by approximately 16%. Eligible employees have been provided severance pay and health benefits based on compensation and tenure with the Company. In addition, all affected employees have been offered certain outplacement services.

     The Company grants stock options to certain key corporate and store associates. These options are designed to align associates' interests with those of the Company's shareholders and allow the Company to provide long-term incentives to its associates.

     The Company maintains the Goody's Family Clothing, Inc. 401(k) Retirement Plan (the "401(k) Plan") with a salary deferral feature for all eligible associates. Under the terms of the 401(k) Plan, eligible associates may contribute between 3% and 15% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the 401(k) Plan. The Company provides matching contributions to the 401(k) Plan that are discretionary, vest over an associate's service period and are based upon a percent of an associate's elected contributions. These matching contributions amounted to $827,000, $882,000 and $827,000 for fiscal 2001, 2000 and 1999, respectively.

     Until January 30, 2002, the Company also maintained the Goody's Family Clothing, Inc. Executive Deferral Plan (the "EDP Plan") with a salary deferral feature for all eligible associates. Under the terms of the EDP Plan, eligible associates could have contributed between 3% and 20% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the EDP Plan. The Company provided matching contributions to the EDP Plan that were discretionary, vested over an associate's service period and were based upon a percent of an associate's elected contributions. These matching contributions were $102,000, $79,000 and $85,000 in fiscal 2001, 2000 and 1999, respectively. On January 30, 2002, the Company's Board of Directors elected to terminate the EDP Plan and disburse all EDP Plan assets to EDP Plan participants. Such disbursement was made to EDP Plan participants in February 2002.

     The Company also has an Employee Payroll Investment Plan that allows eligible associates to purchase the Company's common stock (the "Common Stock") at fair market value through regular payroll deductions.

SEASONALITY AND INFLATION

     The Company's business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning the first week of August and continuing through the first week of September) and the Easter season (beginning two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 35.7% of the Company's annual sales based on the Company's last three fiscal years ended February 2, 2002. In general, sales volume varies directly with customer traffic, which is heaviest during the fourth quarter of a fiscal year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

     Inflation can affect the costs incurred by the Company in the purchase of its merchandise, the leasing of its stores and certain components of its selling, general and administrative expenses. The Company believes that during the last three fiscal years ended February 2, 2002, inflation has not had a material adverse effect on the Company's business, although there can be no assurance that inflation will not have a material adverse effect on the Company in the future.

COMPETITION

     The retail apparel business is highly competitive, with price, selection, fashion, quality, store location, store environment, and customer service being the principal competitive factors. The Company believes that it is positioned to compete on the basis of each of these factors. The Company competes primarily with department stores, specialty stores, off-price apparel stores, and discount stores. Many competitors are large national chains, with substantially greater financial and other resources than those available to the Company; there is no assurance that the Company will be able to compete successfully with any of them in the future.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause the Company's future operating results to differ materially from those indicated by forward-looking statements made in this Form 10-K and presented elsewhere by management from time to time.

  Recent Decreases in Comparable Store Sales

     The Company has had declines in comparable store sales for each of the 11 fiscal quarters ended February 2, 2002. The Company recognized increases in comparable store sales for the last fiscal month of fiscal 2001 and the first two fiscal months of fiscal 2002. The Company continues to address the reasons for historical decreases and there can be no assurance that this trend is reversing or that the Company can successfully execute its business plans and strategies.

     Despite the decreases in comparable store sales for the 11 fiscal quarters ended February 2, 2002, the Company does not have plans to exit a significant number of stores. However, should the negative trend continue, circumstances could require the Company to close a significant number of stores at material costs. Such store closures, as well as other effects from a continuation in the negative trend, could have a material adverse effect on the Company.

  Highly Competitive Nature of the Retail Apparel Industry

     The Company faces intense competition for customers, access to quality merchandise and suitable store locations from traditional department stores, specialty retailers, off-price retail chains, and discount stores. Many of these competitors are larger and have significantly greater financial, marketing, and other resources than the Company. In addition, many department stores have become more promotional and have reduced their selling price points, and certain finer department stores have opened outlet stores that offer off-price merchandise in competition with the Company. Further, in view of the Company's strategy of offering current-season, trend-right, nationally-recognized and exclusive-brand merchandise at value prices, aggressive department store pricing could adversely affect the Company's margins. Accordingly, the Company faces intense competition, which could require it to reduce prices on merchandise for sale or increase spending on marketing and advertising, any of which could have a material adverse effect on the Company.

  Credit Facility Covenant

     The Company's borrowings under its credit facility are limited by collateral formulas, based principally upon the Company's eligible inventories. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. There can be no assurance as to the continued sufficiency of eligible collateral for borrowings by the Company under its credit facility or as to the Company's compliance with covenants under its credit facility.

  Reduction in New Store Openings

     The Company's revenue growth has historically been dependent, in part, upon an expansion policy of growing its store base by approximately 10% each year. During fiscal 2001, the Company decided to curtail its new store growth until its operating performance improves significantly. As a result, the Company's store base increased by less than 5% in fiscal 2001 and it plans to open only approximately two new stores during fiscal 2002 and to close at least six stores during fiscal 2002. The inability of the Company to resume its historical levels of new store growth may have a material adverse effect on its long-term growth. There can be no assurance that the Company's operating performance will improve to the degree necessary to sustain its historical level of new store openings.

  Credit Support

     The Company depends in part on credit (including acceptable credit terms) provided by its vendors and factors, and there can be no assurance as to their continued support. The Company believes that credit decisions made by vendors and factors are influenced by their perception of the Company's credit rating that is shaped by information reported in the industry and financial press and elsewhere as to the Company's financial strength and operating performance. Accordingly, negative perceptions as to the Company's financial strength or operating performance could have a negative impact on the Company's liquidity.

  Merchandising and Fashion Sensitivity

     The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise in sufficient quantities to satisfy customer demand in a timely manner. The Company's failure to anticipate, identify or react appropriately to changes in fashion trends could have a material adverse effect on its financial results. Misjudgments or unanticipated changes in fashion trends as well as economic conditions could lead to excess inventories and higher markdowns, and repeated fashion misjudgments could have a material adverse effect on the Company's image with customers. In an effort to mitigate the negative impact of such misjudgments, the Company utilizes automatic replenishment programs using EDI to allow for more efficient replenishment of specific items of merchandise in particular styles, sizes and colors to optimize in-stock positions of basic merchandise.

  Dependence on Private-Label Merchandise

     Sales from the Company's private-label merchandise represented approximately 19% of the Company's total sales in fiscal 2001. The Company's failure to anticipate, identify and react appropriately to changes in fashion trends with its private-label merchandise could have an adverse effect on the Company. In addition, delays in receiving such private-label merchandise, or any deterioration in the quality thereof, could have a material adverse effect on the Company.

  Reliance on Key Merchandise Vendors and Private-Label Contract Manufacturers

     The Company does not own or operate any manufacturing facilities and does not have any long-term or exclusive contractual relationships with its vendors and contract manufacturers. The success of the Company's business is largely dependent upon its ability to purchase current-season, brand-name and private-label apparel at competitive prices in adequate quantities and with timely deliveries. The inability or unwillingness of key vendors to increase their sales to the Company to keep pace with the Company's growth, or the loss of one or more key vendors for any reason, could have a material adverse effect on the Company. During fiscal 2001, the Company's largest vendor, Levi Strauss & Co., accounted for approximately 10.0% of total receipts. There can be no assurance that the Company will be able to acquire brand-name merchandise in sufficient quantities and on favorable terms, if at all, in the future.

  Foreign Merchandise Sourcing

     The Company's private-label programs are largely supported by products directly purchased from vendors located abroad. Sales from such products represented approximately 19% of total sales for fiscal 2001. In addition, the Company believes that a substantial portion of its merchandise purchases from domestic vendors are manufactured abroad. These arrangements are subject to the risks of relying on products manufactured abroad, including import duties and quotas, loss of "most favored nation" trading status, currency fluctuations, work stoppages, economic uncertainties including inflation, foreign government regulations, lack of compliance by foreign manufacturers with U.S. consumer protection laws (for which, in respect of its private-label merchandise, the Company may be responsible as the importer of record), and intellectual property laws, political unrest, and trade restrictions, including U.S. retaliation against unfair foreign practices. While the Company believes it could find alternative sources of supply for its private-label programs, an interruption or delay in supply from these foreign sources or the imposition of additional duties, taxes or other charges on these imports could have a material adverse effect on the Company, unless and until alternative supply arrangements are secured. Moreover, products from alternative sources may be of lesser quality or more expensive than those currently purchased by the Company.

  Marketing and Advertising

     The Company believes that communicating frequently with its customers is the key to maintaining traffic flow in its stores and creating loyalty within its customer base. The Company has recently adopted new merchandising, advertising and pricing strategies in order to reverse negative comparable store sales trends and has implemented consumer-directed changes in merchandising, advertising and in-store presentation. There can be no assurance that the Company's new strategies will be effective or will reverse the negative comparable store sales trends.

  Inventory Control

     The Company maintains systems, programs and controls over its merchandise inventories to mitigate possible risks associated with shrinkage. These risks include losses primarily from: (i) customer and employee theft, (ii) merchandise transferred between the distribution centers and stores, (iii) store to store transfers, (iv) customer returns, (v) unidentified breakage, (vi) concealed shortages from vendors, and (vii) merchandise returned to vendors. The Company conducts a complete physical inventory count near the end of each fiscal year. For interim financial reporting purposes, the Company provides a reserve for shrinkage based upon its historical shrinkage experience. The Company's actual shrinkage results from physical inventory counts taken near the end of each fiscal year could vary significantly from shrinkage reserves recorded in its interim financial statements throughout the year and, accordingly, could have a material adverse effect on the Company's results of operations and financial position for that year and previously reported interim periods within such year.

  Reliance on Information Systems

     Since the Company's information systems are important to its success, it frequently upgrades its core information systems with current technology, when and where possible, in an effort to enhance financial and other operational controls. The Company also has implemented certain disaster recovery plans to mitigate the risk of business interruptions related to information technology disasters. There can be no assurance that information technology systems will not become obsolete or fail, or that the execution of the Company's disaster recovery plans will be successful.

  Seasonality

     The Company's business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning the first week of August and continuing through the first week of September) and the Easter season (beginning two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 35.7% of the Company's annual sales based on the Company's last three fiscal years ended February 2, 2002. In general, sales volume varies directly with customer traffic, which is heaviest during the fourth quarter of a fiscal year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

  Fluctuation in Operating Results

     The Company's results of operations have fluctuated in the past, and are expected to fluctuate in the future, as a result of a variety of factors, including the timing of store openings and related advertising and pre-opening expenses, store closings and related write-offs, weather conditions, price increases by suppliers, actions by competitors, the competitiveness of the retail apparel environment and general economic conditions, and global political unrest. The Company recorded its first historical annual net loss of $0.62 per common share in fiscal 2001.

  Reliance on Key Personnel

     The Company believes that its future success will depend significantly on the efforts and abilities of its senior executives, in particular Robert M. Goodfriend, Chairman of the Board of Directors and Chief Executive Officer, and Lana Cain Krauter, President and Chief Merchandising Officer. The loss of the services of Mr. Goodfriend, Ms. Krauter or other members of the Company's senior management could have a material adverse effect on the Company. The Company has employment agreements with its senior executives, other than Mr. Goodfriend (and is currently negotiating an employment agreement with Mr. Goodfriend). The Company believes that its future success will also largely depend upon its ability to attract and retain qualified employees. Competition for such personnel is intense and there can be no assurance that the Company will continue to be successful in attracting and retaining such personnel.

  Expansion and Management of Growth

     During the last several years, the Company has experienced significant growth by opening new stores. While the Company plans to reduce such growth in its store base as a result of the current difficult economic environment and poor operating results, its future operating results still could be affected by its ability to identify suitable markets and sites for new stores, negotiate leases with acceptable terms and maintain adequate working capital. To serve its store growth, the Company must be able to achieve and maintain efficiency through the operation of its new distribution center in Russellville, Arkansas that currently services 101 of the Company's stores. In addition, the Company must be able to continue to hire, train and retain competent managers and store personnel. There can be no assurance that the Company will be able to expand its market presence in its existing markets or successfully enter new or contiguous markets by opening new stores or that any such expansion will not adversely affect the Company. Further, if the Company's management is unable to manage its growth effectively or closes a material number of stores, the Company could be materially and adversely affected.

  Pending Litigation

     In February 1999, a lawsuit was filed against the Company and Mr. Goodfriend generally alleging that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures and by maintaining unequal terms and conditions of employment. The plaintiffs further allege the Company maintained a racially hostile working environment. The plaintiffs are seeking to have this action certified as a class action, but only as to the issue of promotions. By way of damages, the plaintiffs are seeking, among other things, injunctive relief, as well as back pay, an award of attorneys' fees and costs, and other monetary relief. The Company is disputing these claims and defending this matter vigorously. The Company is unable to estimate the effect, if any, the above lawsuit may have on the Company's financial position or results of operations.

     In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company has various insurance policies in place in the event of unfavorable outcomes from such proceedings. The insurance companies' level of, and willingness to, support their coverage could vary depending upon the circumstances of each particular case. As such, there can be no assurance as to the level of support available from insurance policies. Management does not currently believe that the ultimate outcome of all such pending legal proceedings (other than the matter noted in the paragraph above), individually and in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  PROPERTIES

     The Company owns the following properties:

          (a) its corporate headquarters consisting of approximately 140,000 square feet and located at 400 Goody's Lane, Knoxville, Tennessee;

          (b) its Knoxville, Tennessee distribution center located adjacent to its corporate headquarters consisting of a one-story, 344,000-square foot facility with 43 loading docks and a mezzanine level that has an additional 17,500 square feet currently used as office space. The Knoxville distribution center has the capacity to distribute merchandise to a maximum of approximately 325 stores; and

          (c) its Russellville, Arkansas distribution center consisting of a one-story, 235,000-square foot facility with 40 loading docks. This facility has been designed to serve more than 200 stores primarily west of the Mississippi River.

     The Company currently leases all of its stores. Lease terms generally contain renewal options and provide for a fixed minimum rent, additional rent based on a percent of sales in excess of stipulated amounts, real estate taxes, insurance, and common area maintenance costs. The Company also leases two warehouses in Athens, Tennessee, one of which is primarily used for staging and processing inventory for new stores, and one for storing certain store fixtures. In addition, the Company leases a warehouse in Knoxville, Tennessee for record storage.

     The following table reflects at February 2, 2002 the number of store leases that will expire in each indicated fiscal year if the Company: (i) does not exercise any of its renewal options and (ii) exercises all of its renewal options. This table does not reflect 11 store leases having month-to-month lease terms, but does include three leases executed as of February 2, 2002 for stores to be opened or relocated in fiscal 2002.

                                                         NUMBER OF               NUMBER OF
                                                       STORE LEASES            STORE LEASES
                                                   EXPIRING EACH YEAR IF   EXPIRING EACH YEAR IF
                                                        NO RENEWALS            ALL RENEWALS
FISCAL YEAR                                              EXERCISED               EXERCISED
-----------                                        ---------------------   ---------------------
2002.............................................            36                      11
2003.............................................            22                       5
2004.............................................            31                       6
2005.............................................            20                       8
2006.............................................            25                       3
2007 and thereafter..............................           190                     291

ITEM 3.  LEGAL PROCEEDINGS

     In February 1999, a lawsuit was filed in the United States District Court for the Middle District of Georgia and was served on the Company and Robert M. Goodfriend, its Chairman of the Board and Chief Executive Officer, by 20 named plaintiffs, generally alleging that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures and by maintaining unequal terms and conditions of employment. The plaintiffs further allege that the Company maintained a racially hostile working environment. The plaintiffs' claims are being brought under Title VII of the Civil Rights Act of 1964, as amended, and under the Civil Rights Act of 1866. The plaintiffs are seeking to have this action certified as a class action, but only as to the issue of promotions. By way of damages, the plaintiffs are seeking, among other things, injunctive relief (including restructuring of the Company's selection and compensation procedures) as well as back pay, an award of attorneys' fees and costs, and other monetary relief. The Company is disputing these claims and defending this matter vigorously. The Company is unable to estimate the effect, if any, the above lawsuit may have on the Company's financial position or results of operations.

     In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company has various insurance policies in place in the event of unfavorable outcomes from such proceedings. The insurance companies' level of, and willingness to, support their coverage could vary depending upon the circumstances of each particular case. As such, there can be no assurance as to the level of support available from insurance policies. Management does not currently believe that the ultimate outcome of all such pending legal proceedings (other than the matter noted in the paragraph above), individually and in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

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

                                              FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                              -------------   --------------   -------------   --------------
FISCAL 2001
  High......................................      $6.25           $5.27            $5.34           $5.00
  Low.......................................       3.55            3.20             2.78            3.30
FISCAL 2000
  High......................................      $7.75           $6.16            $5.25           $5.69
  Low.......................................       4.63            4.75             2.19            2.75

     The Company has never declared, nor has it paid, any cash dividends on the Common Stock. The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

     At April 15, 2002, there were 531 shareholders of record and approximately 6,200 persons or entities that held Common Stock in nominee name. On April 15, 2002, the closing price of the Common Stock was $8.73.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        FISCAL YEAR
                                    ------------------------------------------------------------------------------------
                                         2001            2000(1)             1999              1998             1997
                                    --------------    --------------    --------------    --------------    ------------
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND SALES PER GROSS SQUARE FOOT)
INCOME STATEMENT DATA
Sales.............................    $1,192,546        $1,250,604        $1,180,930        $1,057,015        $943,711
Cost of sales and occupancy
  expenses........................       895,077           912,588           868,145           769,720         678,554
                                      ----------        ----------        ----------        ----------        --------
Gross profit......................       297,469           338,016           312,785           287,295         265,157
Selling, general and
  administrative expenses.........       328,997           319,025(2)        284,134           244,994         213,272
Unusual item(3)...................         1,335                --                --                --              --
                                      ----------        ----------        ----------        ----------        --------
(Loss) earnings from operations...       (32,863)           18,991            28,651            42,301          51,885
Interest expense..................           249               126                61               374             330
Investment income.................           806             2,482             2,970             2,231           1,831
                                      ----------        ----------        ----------        ----------        --------
(Loss) earnings before income
  taxes...........................       (32,306)           21,347            31,560            44,158          53,386
(Benefit) provision for income
  taxes...........................       (12,115)            8,005            11,835            16,471          20,100
                                      ----------        ----------        ----------        ----------        --------
Net (loss) earnings...............    $  (20,191)       $   13,342        $   19,725        $   27,687        $ 33,286
                                      ==========        ==========        ==========        ==========        ========
(Loss) earnings per common share:
  Basic...........................    $    (0.62)       $     0.41        $     0.59        $     0.84        $   1.02
                                      ==========        ==========        ==========        ==========        ========
  Diluted.........................    $    (0.62)       $     0.41        $     0.59        $     0.81        $   0.99
                                      ==========        ==========        ==========        ==========        ========
Weighted average common shares
  outstanding (in thousands):
  Basic...........................        32,441            32,527            33,193            33,155          32,548
                                      ==========        ==========        ==========        ==========        ========
  Diluted.........................        32,441            32,639            33,628            34,267          33,674
                                      ==========        ==========        ==========        ==========        ========
SELECTED OPERATING DATA
Stores open (at year end).........           332               317               287               257             223
Gross store square footage (in
  thousands, at year end).........         9,256             8,694             7,904             7,026           6,071
Comparable store sales (decrease)
  increase(4).....................          (8.5)%            (4.8)%            (2.1)%             0.5%            8.2%
Sales per gross square foot(5)....    $      136        $      152        $      160        $      160        $    160
Average sales per store(6)........         3,670             4,148             4,302             4,363           4,363
Capital expenditures..............        15,258            43,329            31,293            22,855          21,231
Depreciation and amortization.....        23,779            20,068            16,624            13,861          11,571
BALANCE SHEET DATA (AT YEAR END)
Working capital...................    $   85,340        $   93,538        $  104,213        $  102,598        $ 73,553
Total assets......................       396,234           435,701           423,293           377,173         328,316
Long-term debt....................            --                --                --               318             608
Shareholders' equity..............       202,716           222,147           211,006           195,477         160,057

---------------

(1) Consists of 53 weeks -- all other years presented consist of 52 weeks.
(2) Beginning January 30, 2000, the first day of fiscal 2000, the Company recognized the sale and the related gross profit from layaways upon delivery of the merchandise to the customer. The cumulative effect of this change at January 30, 2000 was $331,000 ($207,000 after tax) and is included in selling, general and administrative expenses in fiscal 2000. See Note 1 in the Notes to the Consolidated Financial Statements.
(3) The unusual item in fiscal 2001 consisted primarily of severance costs associated with a planned reduction in work force and professional fees associated with the reduction program. See Note 9 in the Notes to the Consolidated Financial Statements.
(4) Comparable store sales are based on stores that operated throughout the fiscal year (including relocated, remodeled and expanded stores) and that were in operation for the entire previous fiscal year (computed on comparable 52-week periods).
(5) Sales per gross square foot is calculated by dividing (i) sales from stores that operated throughout the fiscal year (including relocated, remodeled and expanded stores) and that were in operation for the entire previous fiscal year (computed on comparable 52-week periods) by (ii) the gross square footage related to those stores.
(6) Average sales per store is calculated by dividing (i) total sales during such fiscal year less sales attributable to new stores opened and stores closed during the fiscal year by (ii) the number of stores open at the end of the fiscal year less new stores opened during the fiscal year.

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

     The Audit Committee of the Board of Directors, consisting solely of outside directors, serves in an oversight role to assure the integrity and objectivity of the Company's financial reporting process. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It also meets periodically with management, and the independent and internal auditors, to assure they are carrying out their responsibilities. The independent and internal auditors have full and free access to the Audit Committee and meet with it periodically with and without management's presence.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that require the Company to make estimates and assumptions. The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies." The SEC defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments that are inherently uncertain and may change in subsequent periods.

     The Company believes that of its significant accounting policies (see Note 1 in the Notes to the Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity. Actual results may ultimately differ from these estimates.

     Inventory valuation. The Company's inventories are stated at the lower of weighted average cost or market. The Company computes the weighted average cost utilizing specific identification at the stock-keeping unit level multiplied by the weighted average cost for such stock-keeping unit.

     In most cases, the expected sales value (i.e., market value) of the Company's inventory is higher than its cost. However, as the Company progresses through a selling season, certain merchandise may be currently, or in the future, marked to sell or ultimately sold below the cost for that item. As a result, there is a high degree of judgement and complexity in determining the market value of such inventories. For inventories on hand at any given fiscal quarter end, the Company estimates the future selling price of its merchandise, given its current selling price and its planned promotional activities, and provides a reserve for the difference between cost and the expected selling price for all items expected to be sold below cost.

     The Company conducts a chainwide physical inventory count near the end of each fiscal year and adjusts the Company's records to reflect the actual inventory counts. For interim financial reporting quarters, the Company provides a reserve for shrinkage based principally on historical shrinkage experience.

     Impairment of long-lived assets. The Company periodically evaluates its investment in long-lived assets used in operations at the individual store level that is the lowest level at which individual cash flows can be identified. When evaluating assets for potential impairment, the Company first compares the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). The individual store's estimated future cash flows are based on the Company's estimated future results given perceived local market conditions, the local economy and historical results. If the individual store's estimated future cash flows used in this analysis are less than the carrying amount of the asset, impairment is indicated.

Decisions to close a store can also result in accelerated depreciation over the revised useful life. The impairment loss would then be recorded and is generally measured as the excess of the carrying amount of the asset over the asset's estimated fair value (generally based upon future discounted cash flows.) In addition, decisions to close a store, prior to the expiration of its underlying lease, generally results in increased depreciation over the remaining revised useful life of property and equipment.

     Insurance. The Company is self-insured for workers' compensation, employee health benefits and general liability up to a predetermined stop-loss amount. Third party insurance coverage is maintained for claims that exceed the predetermined stop-loss amount. The Company's self-insurance accruals are based upon standard insurance industry actuarial assumptions or the Company's historical claims experience.

     Income taxes. The Company records reserves for estimates of probable settlements of tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. The Company's effective tax rate in a given financial statement may be materially impacted by changes in the mix and level of financial results.

RESULTS OF OPERATIONS -- FOURTH QUARTER FISCAL 2001 COMPARED WITH FOURTH QUARTER FISCAL 2000

     The following table sets forth the Company's unaudited results of operations for the quarters indicated (in thousands, except per share amounts):

                                                              FOURTH QUARTER
                                                   -------------------------------------
                                                   2001 (13 WEEKS)      2000 (14 WEEKS)
                                                   ----------------     ----------------
Sales............................................  $363,102   100.0%    $400,275   100.0%
Cost of sales and occupancy expenses.............   284,269    78.3      289,381    72.3
                                                   --------   -----     --------   -----
Gross profit.....................................    78,833    21.7      110,894    27.7
Selling, general and administrative expenses.....    90,048    24.8       93,717    23.4
Unusual items....................................     1,335     0.3           --      --
                                                   --------   -----     --------   -----
(Loss) earnings from operations..................   (12,550)   (3.4)      17,177     4.3
Interest expense.................................        12     0.0           80     0.0
Investment income................................       283     0.0          719     0.2
                                                   --------   -----     --------   -----
(Loss) earnings before income taxes..............   (12,279)   (3.4)      17,816     4.5
(Benefit) provision for income taxes.............    (4,605)   (1.3)       6,681     1.7
                                                   --------   -----     --------   -----
Net (loss) earnings..............................  $ (7,674)   (2.1)%   $ 11,135    2.8%
                                                   ========   =====     ========   =====
(Loss) earnings per common share:
  Basic..........................................  $  (0.24)            $   0.34
                                                   ========             ========
  Diluted........................................  $  (0.24)            $   0.34
                                                   ========             ========
Weighted average common shares outstanding:
  Basic..........................................    32,451               32,480
                                                   ========             ========
  Diluted........................................    32,451               32,538
                                                   ========             ========

     Overview. In the fourth quarter of fiscal 2001, the Company did not open, relocate or close any stores, leaving the total number of stores in operation at February 2, 2002 at 332, compared with 317 at February 3, 2001. In the fourth quarter of fiscal 2000, seven new stores were opened and six stores were relocated. The net loss was $7,674,000, or 2.1% of sales, in the fourth quarter of fiscal 2001 compared with net earnings of $11,135,000, or 2.8% of sales, in the fourth quarter of fiscal 2000.

     Sales. Sales for the fourth quarter of fiscal 2001 (which contained 13 weeks) were $363,102,000, a 9.3% decrease from the $400,275,000 for the fourth quarter of fiscal 2000 (which contained 14 weeks). This decrease of $37,173,000 consisted of: (i) $15,950,000 in sales from the additional week included in the fourth quarter of fiscal 2000, (ii) a $30,012,000 decrease in comparable store sales, offset by (iii) an $8,789,000 increase in sales from new, transition and closed stores that are not included in comparable store sales. Comparable store sales for the fourth quarter of fiscal 2001 (on a 13-week basis) decreased 8.7% compared with the corresponding period of the previous fiscal year. The Company believes the decline in comparable store sales in the fourth quarter of fiscal 2001 was due, in part, to the unseasonably warm weather throughout the fall season, the events of September 11 and the subsequent war, the weak economy, and a very promotional and competitive retail apparel environment.

     Gross profit. Gross profit for the fourth quarter of fiscal 2001 was $78,833,000, or 21.7% of sales, a $32,061,000 decrease compared with the $110,894,000, or 27.7% of sales, in gross profit generated for the fourth quarter of the previous fiscal year. The 6.0% decrease in gross profit rate, as a percent of sales, in the fourth quarter of fiscal 2001 compared with the fourth quarter of fiscal 2000 consisted primarily of a 5.1% increase in cost of sales caused by the sales shortfall and the resulting excessive markdowns needed to reduce inventories, and a 0.9% increase in occupancy costs which were not leveraged, as a percent of sales, due to the shortfall in comparable store sales and higher occupancy costs for new and relocated stores.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the fourth quarter of fiscal 2001 were $90,048,000, or 24.8% of sales, a decrease in dollar amount of $3,669,000 from $93,717,000, or 23.4% of sales, for the fourth quarter of fiscal 2000. The 1.4% increase in selling, general and administrative expenses, as a percent of sales, in the fourth quarter of fiscal 2001 compared with the fourth quarter of fiscal 2000 resulted primarily from increases of: (i) 0.3% in payroll costs, (ii) 0.4% in advertising and promotional expense, (iii) 0.2% in depreciation expense, and
(iv) 0.5% in all other selling, general and administrative expenses.

     Unusual Item. In the fourth quarter of fiscal 2001 the Company recorded a restructuring charge of $1,335,000 primarily consisting of severance costs associated with a planned reduction in work force and professional fees associated with the reduction program.

     Interest expense. Even though average borrowings for the fourth quarter of fiscal 2001 were higher compared to the fourth quarter of fiscal 2000, interest expense for the fourth quarter of fiscal 2001 decreased by $68,000 compared with the fourth quarter of fiscal 2000 due to lower borrowing rates.

     Investment income. Investment income for the fourth quarter of fiscal 2001 decreased by $436,000 compared with the fourth quarter of fiscal 2000 due to lower levels of invested funds and lower interest rates.

     Income taxes. The benefit for income taxes for the fourth quarter of fiscal 2001 was $4,605,000, for an effective tax rate of 37.5% of loss before income taxes, compared with a provision for income taxes of $6,681,000, for an effective tax rate of 37.5% of earnings before income taxes, for the fourth quarter of fiscal 2000.

RESULTS OF OPERATIONS -- FISCAL 2001, 2000 AND 1999

     The following table sets forth the Company's results of operations as a percent of sales for the fiscal years indicated:

                                                                    FISCAL YEAR
                                                        ------------------------------------
                                                           2001         2000         1999
                                                        (52 WEEKS)   (53 WEEKS)   (52 WEEKS)
                                                        ----------   ----------   ----------
Sales.................................................    100.0%       100.0%       100.0%
Cost of sales and occupancy expenses..................     75.1         73.0         73.5
                                                          -----        -----        -----
Gross profit..........................................     24.9         27.0         26.5
Selling, general and administrative expenses..........     27.6         25.5         24.0
Unusual items.........................................      0.1           --           --
                                                          -----        -----        -----
(Loss) earnings from operations.......................     (2.8)         1.5          2.5
Interest expense......................................      0.0          0.0          0.0
Investment income.....................................      0.1          0.2          0.2
                                                          -----        -----        -----
(Loss) earnings before income taxes...................     (2.7)         1.7          2.7
(Benefit) provision for income taxes..................     (1.0)         0.6          1.0
                                                          -----        -----        -----
Net (loss) earnings...................................     (1.7)%        1.1%         1.7%
                                                          =====        =====        =====

  Fiscal 2001 Compared with Fiscal 2000

     Overview. In fiscal 2001, the Company opened 18 new stores, relocated 9 stores, remodeled 3 stores, and closed 3 stores, bringing the total number of stores in operation at February 2, 2002 to 332 compared with 317 at February 3, 2001. In fiscal 2000, 32 new stores were opened, 12 stores were relocated, 1 store was remodeled, and 2 stores were closed. The Company sustained a net loss of $20,191,000, or 1.7% of sales, in fiscal 2001, compared with net earnings of $13,342,000, or 1.1% of sales, in fiscal 2000.

     Sales. Sales for fiscal 2001 (which contained 52 weeks) were $1,192,546,000, a 4.6% decrease from the $1,250,604,000 for fiscal 2000 (which contained 53 weeks). This decrease of $58,058,000 consisted of: (i) $15,950,000 in sales from the additional week included in fiscal 2000, (ii) a $98,211,000 decrease in comparable store sales, offset by (iii) a $56,103,000 increase in new, transition and closed stores that are not included in comparable store sales. Comparable store sales for fiscal 2001 (on a 52-week basis) decreased 8.5% compared with fiscal 2000. The Company believes the decline in comparable store sales for fiscal 2001 was due, in part, to the unseasonable weather, the loss of market share related to ineffective marketing efforts, the events of September 11 and the subsequent war, the generally weak economy, and a very promotional and competitive retail apparel environment.

     Gross profit. Gross profit for fiscal 2001 was $297,469,000, or 24.9% of sales, a $40,547,000 decrease from the $338,016,000, or 27.0% of sales, in gross profit generated for fiscal 2000. The 2.1% decrease in gross profit rate, as a percent of sales, in fiscal 2001 compared with fiscal 2000 resulted primarily from a 1.2% increase in cost of sales, and a 0.9% increase in occupancy costs which were not leveraged, as a percent of sales, due to the shortfall in comparable store sales and higher occupancy costs for new and relocated stores.

     Selling, general and administrative expenses. Selling, general and administrative expenses for fiscal 2001 were $328,997,000, or 27.6% of sales, an increase of $9,972,000 from $319,025,000 for fiscal 2000, or 25.5% of sales. The 2.1% increase in selling, general and administrative expenses, as a percent of sales, in fiscal 2001 compared with fiscal 2000 resulted primarily from an increase of: (i) 0.5% in payroll costs, (ii) 0.5% in advertising and promotional expenses and (iii) 1.1% in all other selling, general and administrative expenses.

     Unusual item. In fiscal 2001, the Company recorded a restructuring charge of $1,335,000 primarily consisting of severance costs associated with a planned reduction in work force and professional fees associated with the reduction program.

     Interest expense. Even though borrowing rates were lower in fiscal 2001 as compared with fiscal 2000, interest expense for fiscal 2001 increased by $123,000 compared with fiscal 2000 due to higher levels of borrowing in the third and fourth fiscal quarters of fiscal 2001.

     Investment income. Investment income for fiscal 2001 decreased by $1,676,000 compared with fiscal 2000 primarily due to lower levels of invested funds and lower interest rates.

     Income taxes. The benefit for income taxes for fiscal 2001 was $12,115,000, for an effective tax rate of 37.5% of loss before income taxes, compared with a provision for income taxes of $8,005,000, for an effective tax rate of 37.5% of earnings before income taxes for fiscal 2000.

  Fiscal 2000 Compared with Fiscal 1999

     Overview. In fiscal 2000, the Company opened 32 new stores, relocated 12 stores, remodeled 1 store, and closed 2 stores, bringing the total number of stores in operation at February 3, 2001 to 317 compared with 287 at January 29, 2000. In fiscal 1999, 32 new stores were opened, 15 stores were relocated, 5 stores were remodeled, and 2 stores were closed. Net earnings were $13,342,000, or 1.1% of sales, in fiscal 2000, compared with net earnings of $19,725,000, or 1.7% of sales, in fiscal 1999.

     Sales. Sales for fiscal 2000 were $1,250,604,000, a 5.9% increase over the $1,180,930,000 for fiscal 1999. This increase of $69,674,000 consisted of: (i) $15,950,000 in sales from the additional last week of sales included in fiscal 2000, (ii) a $106,800,000 increase in new, transition and closed stores that are not included in comparable store sales, offset by (iii) a $53,076,000 decrease in comparable store sales. Comparable store sales for fiscal 2000 (on a 52-week basis) decreased 4.8% compared with fiscal 1999. The Company believes that: (i) unseasonable weather at certain times during the year, (ii) unbalanced inventories that led to significant promotional activities at lower price points, (iii) a more competitive retail environment, and (iv) a general economic slowdown were the primary causes for the decrease in comparable store sales during fiscal 2000. The largest sales decreases during fiscal 2000 were in the men's and junior's divisions and the basic denim departments.

     Gross profit. Gross profit for fiscal 2000 was $338,016,000, or 27.0% of sales, a $25,231,000 increase over the $312,785,000, or 26.5% of sales, in gross profit generated for fiscal 1999. The 0.5% increase in gross profit rate, as a percent of sales, in fiscal 2000 compared with fiscal 1999 resulted primarily from a 0.9% decrease in cost of sales related to better inventory management, which reduced promotionally priced clearance merchandise sales, and a 0.4% increase in occupancy costs which were not leveraged due to the shortfall in comparable store sales and higher occupancy costs for new and relocated stores.

     Selling, general and administrative expenses. Selling, general and administrative expenses for fiscal 2000 were $319,025,000, or 25.5% of sales, an increase of $34,891,000 from $284,134,000 for fiscal 1999, or 24.0% of sales.
The 1.5% increase in selling, general and administrative expenses, as a percent of sales, in fiscal 2000 compared with fiscal 1999 resulted primarily from an increase of: (i) 0.6% in payroll costs, (ii) 0.5% in advertising and promotional expenses and (iii) 0.4% in all other selling, general and administrative expenses.

     Interest expense. Interest expense for fiscal 2000 increased by $65,000 compared with fiscal 1999 due to increased borrowings under the credit agreement during fiscal 2000 compared with fiscal 1999.

     Investment income. Investment income for fiscal 2000 decreased by $488,000 compared with fiscal 1999 consisting of a $383,000 reduction from a decrease in invested funds during fiscal 2000 and a $105,000 reduction from a decrease in the investment of EDP Plan assets.

     Income taxes. The provision for income taxes for fiscal 2000 was $8,005,000, for an effective tax rate of 37.5% of earnings before income taxes, compared with $11,835,000, for an effective tax rate of 37.5% of earnings before income taxes for fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

  Financial position

     The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility. The Company's working capital was $85,340,000 at February 2, 2002 compared with $93,538,000 at February 3, 2001 and $104,213,000 at January 29, 2000.

     In May 2001, the Company entered into a five-year $130,000,000 syndicated revolving loan and security agreement (the "credit facility") that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company's eligible inventories. The credit facility is secured primarily by the Company's inventories, receivables, and cash and cash equivalents, which at February 2, 2002 aggregated $233,777,000. Of this amount, approximately $139,004,000 represented the borrowing base, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at February 2, 2002 was approximately $94,075,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. If this financial covenant had been applicable at February 2, 2002, the minimum tangible net worth required would have been $176,157,000. At February 2, 2002, the Company's tangible net worth was $202,716,000. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate.

     At February 2, 2002 and February 3, 2001, the Company had no cash borrowings under the current or prior credit facility, and had letters of credit outstanding not yet reflected in accounts payables of $22,758,000 and $18,298,000, respectively. Cash borrowings averaged $5,650,000 during fiscal 2001 compared with $902,000 during fiscal 2000, with the highest balance of $38,000,000 in November 2001 compared with $22,000,000 in November 2000. Letters of credit outstanding averaged $36,241,000 during fiscal 2001 compared with $55,075,000 during fiscal 2000, with the highest balance of $49,169,000 in May and June 2001 compared with $79,789,000 in June 2000. The weighted average interest rates on cash borrowings in fiscal 2001, 2000 and 1999 were 4.4%, 7.9% and 5.2%, respectively.

  Future Commitments

     The table below sets forth the Company's commercial commitments related to real estate leases for its stores and service fees associated with the Company's outsourced shoe distribution function:

                                                          PAYMENTS DUE BY FISCAL YEAR
                       -------------------------------------------------------------------------------------------------
                          TOTAL          2002          2003          2004          2005          2006        THEREAFTER
                       ------------   -----------   -----------   -----------   -----------   -----------   ------------
Operating
  Leases.............  $495,417,000   $68,213,000   $64,313,000   $59,854,000   $53,329,000   $48,830,000   $200,878,000
Distribution
  Services...........       667,000       610,000        57,000            --            --            --             --

     Outstanding documentary and standby letters of credit totaled $33,310,000 and $2,562,000, respectively, at February 2, 2002 with expiration dates of less than one year.

     In fiscal 1999, the Company entered into a split-dollar life insurance agreement, whereby the Company agreed to pay the premiums for certain second-to-die policies insuring the lives of Mr. and Mrs. Robert M. Goodfriend. These policies are owned by a trust for the benefit of the Goodfriends' children. During fiscal 2001, the Company did not pay premiums on the policies. However, a certain policy's premium in fiscal 2001 was funded from a $1,332,000 loan taken against the cash surrender value of such policy. The Company paid premiums for all policies of $4,195,000 in each of fiscal 2000 and 1999. The Company currently expects to pay premiums of $2,425,000 in fiscal 2002 and repay the loan of $1,332,000 in fiscal 2003. The Company does not expect to make payments related to the policies beyond fiscal 2003. The Company has certain rights under this agreement, including the right to terminate these policies at any time prior to the occurrence of certain "restricting events." See Note 8 in the Notes to Consolidated Financial Statements.

     In June 1999, the Board of Directors authorized the Company to spend up to $20 million to repurchase Common Stock. Through February 2, 2002, the Company repurchased an aggregate of $7.4 million. The Company made no purchases during fiscal 2001 and has no current plans to repurchase any shares of Common Stock during fiscal 2002, although such intentions could change.

  Cash flows

     Operating activities provided cash of $7,191,000, $11,298,000 and $43,705,000 in fiscal 2001, fiscal 2000 and 1999, respectively, and included the following effects:

     - Cash provided by inventories in fiscal 2001 of $27,749,000 was primarily the result of achieving the Company's plan for lower inventories on a per square foot basis. Cash used for increased inventories in fiscal 2000 and 1999 of $24,826,000 and $17,207,000, respectively, was reflective of an increased number of stores, with a modest increase in inventory levels on a per square foot basis.

     - Cash used for accounts payable in fiscal 2001 and fiscal 2000 of $14,794,000 and $13,828,000, respectively, was a result of lower inventory levels for fiscal 2001 and a lower accounts payable to inventory ratio for fiscal 2000. Accounts payable provided cash of $20,909,000 in fiscal 1999 primarily due to a higher accounts payable to inventory ratio for fiscal 1999.

     - Depreciation and amortization expenses were $23,779,000, $20,068,000 and $16,624,000 in fiscal 2001, 2000 and 1999, respectively. The increases in depreciation and amortization were due primarily to increased capital expenditures for new, relocated and remodeled stores, the new distribution center in Russellville, Arkansas (in fiscal 2000), as well as for upgrading information technology, and for general corporate purposes.

     Cash flows from investing activities reflected a $15,215,000, $43,277,000 and $31,139,000 net use of cash for fiscal 2001, 2000 and 1999, respectively. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores, the new distribution center in Russellville, Arkansas (in fiscal 2000), as well as for upgrading information technology, and for general corporate purposes.

     Financing activities used cash of $920,000, $2,570,000 and $4,559,000 in fiscal 2001, 2000, and 1999, respectively. The Company used cash in fiscal 2000 of $2,931,000 to repurchase 533,000 shares of Common Stock and used cash in fiscal 1999 of $4,507,000 to repurchase 585,300 shares of Common Stock.

  Outlook

     The Company's business plan for fiscal 2002 currently calls for: (i) the opening of two new stores, the relocation or remodeling of approximately four of its existing stores and the closing of at least six stores; (ii) comparable store sales to increase approximately 5.0% for the full fiscal year with a greater part of the increase coming in the second half of the year; (iii) an increase in the gross profit rate of approximately 300 basis points; (iv) a decrease in the selling, general and administrative expense rate of approximately 150 basis points, with total advertising expenditures similar to fiscal 2001; (v) net interest expense of approximately $160,000; (vi) an effective income tax rate of 37.5%; (vii) 33.1 million average diluted shares outstanding; (viii) capital expenditures of $11.0 million (of which approximately $5.4 million is allocated for new and existing stores); and (ix) depreciation of approximately $24.7 million. A profit is planned for each quarter during fiscal 2002. Actual results may vary from the business plan.

     On February 1, 2002, the Company announced a reduction in its work force, anticipated to be completed during 2002, that is expected to result in the elimination of approximately 150 jobs or 16% of the employees located at its corporate office and distribution center in Knoxville, Tennessee, and its distribution center in Russellville, Arkansas. The reduction in work force is expected to decrease overhead by approximately $4.3 million during fiscal 2002 and $5.2 million on an annualized basis. The Company also intends to modify certain activities in its stores in an effort to increase efficiency and reduce its store costs by approximately $3.7 million during fiscal 2002 and $5.0 million on an annualized basis. The combined annualized savings are expected to total approximately $10.2 million.

     The Company's primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with anticipated cash flows from operations, including credit terms from vendors and factors, and the borrowings available under its credit facility will be sufficient to meet the Company's operating and capital expenditure requirements. However, an adverse outcome from the risks and uncertainties described in the section above captioned "Certain Factors That May Affect Future Results" could have a material adverse effect on working capital or results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the captions "Item 1. Election of Directors -- Biographies of Director Nominees, Directors, and Executive Officers" and "Item 1. Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders currently scheduled to be held on June 19, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to information under the caption "Item 1. Election of Directors -- Executive Compensation and Other Information" in the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders currently scheduled to be held on June 19, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to information under the caption "Item 1. Election of Directors -- Share Ownership" in the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders currently scheduled to be held on June 19, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to information under the caption "Item 1. Election of Directors -- Certain Transactions with Directors and Officers" in the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders currently scheduled to be held on June 19, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

     The following consolidated financial statements of Goody's and the Independent Auditors' Report thereon are included in Item 8 above:

     - Independent Auditors' Report.

     - Consolidated Statements of Operations for each of the three fiscal years in the period ended February 2, 2002.

     - Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001.

     - Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended February 2, 2002.

     - Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended February 2, 2002.

     - Notes to Consolidated Financial Statements for each of the three fiscal years in the period ended February 2, 2002.

(a)(2) Financial Statement Schedules

     All financial statement schedules are omitted as the required information is inapplicable.

(a)(3) Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT LIST

EXHIBIT
  NO.     REF.                                DESCRIPTION
-------   ----                                -----------
  1.1     a      --   Form of Underwriting Agreement
  3.1     b      --   Amended and Restated Charter of the Registrant
  3.2     c      --   Amended and Restated Bylaws of the Registrant
  4.1            --   See Exhibits 3.1 and 3.2 for provisions of the Amended and
                      Restated Charter and Amended and Restated Bylaws of the
                      Registrant defining rights of holders of Common Stock of the
                      Registrant
 10.34    d      --   Goody's Family Clothing, Inc. Employee Payroll Investment
                      Plan*
 10.35    e      --   Employment letter from the Registrant to Jay D. Scussel*
 10.36    e      --   Indemnification agreement between the Registrant and Robert
                      M. Goodfriend*
 10.37    e      --   Indemnification agreement between the Registrant and Harry
                      M. Call*
 10.39    e      --   Indemnification agreement between the Registrant and Samuel
                      J. Furrow*
 10.40    e      --   Indemnification agreement between the Registrant and Robert
                      F. Koppel*
 10.41    e      --   Indemnification agreement between the Registrant and Cheryl
                      L. Turnbull*
 10.44    f      --   Indemnification agreement between the Registrant and Irwin
                      L. Lowenstein*
 10.48    a      --   Agreement dated August 25, 1997 among the Registrant, Robert
                      M. Goodfriend, Harry M. Call and Edward R. Carlin
 10.50    g      --   Amendment to the Goody's Family Clothing, Inc. Employee
                      Payroll Investment Plan*
 10.53    h      --   Employment agreement between the Registrant and Edward R.
                      Carlin dated May 20, 1998.*
 10.55    h      --   Employment agreement between the Registrant and David R.
                      Mullins dated May 20, 1998.*
 10.56    i      --   Employment agreement between the Registrant and Bruce E.
                      Halverson dated May 20, 1998.*
 10.58    i      --   Employment agreement between the Registrant and John J.
                      Okvath, III dated May 20, 1998.*
 10.59    i      --   Employment agreement between the Registrant and Jay D.
                      Scussel dated May 20, 1998.*
 10.61    i      --   Employment agreement between the Registrant and Bobby Whaley dated May 20, 1998.*
 10.62    i      --   Severance agreement between the Registrant and Regis J.
                      Hebbeler dated May 20, 1998.*
 10.63    i      --   Severance agreement between the Registrant and Hazel Ann
                      Moxim dated May 20, 1998.*
 10.70    j      --   Master Transportation and Deconsolidation Agreement between the Registrant and Star Transportation, Inc. dated January
                      1, 1999
 10.71    k      --   Goody's Family Clothing, Inc. Executive Deferral Plan*
 10.72    l      --   Split-Dollar Life Insurance Agreement between the
                      Registrant, Robert and Wendy Goodfriend Irrevocable Trust,
                      and Robert M. Goodfriend.*
 10.73    m      --   Employment agreement between the Registrant and Lana Cain
                      Krauter dated January 10, 2000*
 10.74    m      --   Severance agreement between the Registrant and John G. Wise dated February 14, 2000*
 10.75    m      --   Severance agreement between the Registrant and Michael R.
                      Bryant dated March 14, 2000*
 10.76    m      --   Severance agreement between the Registrant and Michael D.
                      Burgard dated March 14, 2000*

EXHIBIT
  NO.     REF.                                DESCRIPTION
-------   ----                                -----------
 10.78    n      --   Separation agreement and general release between the
                      Registrant and Thomas R. Kelly, Jr.*
 10.79    n      --   Goody's Family Clothing, Inc. Amended and Restated 1991
                      Stock Incentive Plan.*
 10.80    n      --   Goody's Family Clothing, Inc. Amended and Restated 1993
                      Stock Option Plan.*
 10.81    n      --   Goody's Family Clothing, Inc. Amended and Restated 1997
                      Stock Option Plan.*
 10.82    n      --   Goody's Family Clothing, Inc. Amended and Restated
                      Discounted Stock Option Plan for Directors.*
 10.83    n      --   Employment agreement between the Registrant and John A.
                      Payne dated July 18, 2000.*
 10.84    n      --   Separation agreement and general release between the
                      Registrant and Harry M. Call.*
 10.85    o      --   Employment agreement between the Registrant and Max W. Jones dated July 31, 2000.*
 10.86    o      --   Fourth Amendment Agreement dated September 30, 2000 between the Registrant, Goody's MS, L.P. and Goody's IN, L.P.,
                      GFCTX, L.P., GFCTN, L.P., " GFCGA, L.P. and GFC FS, LLC,
                      TREBOR of TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. and the
                      Lenders as identified therein and First Tennessee Bank
                      National Association as Administrative Agent.
 10.87    p      --   Separation agreement between the Registrant and Chris A.
                      Bullard dated February 4, 2001*
 10.88    p      --   Employment agreement between the Registrant and David G.
                      Peek dated February 5, 2001*
 10.89    p      --   Separation agreement between the Registrant and Richard E.
                      Gatian dated February 5, 2001*
 10.90    q      --   Loan and Security Agreement dated as of May 31, 2001 among
                      Goody's Family Clothing, Inc., Sydoog, Inc., Trebor of TN,
                      Inc., GOFAMCLO, Inc., GFCFS, LLC, Goody's MS, L.P., Goody's
                      IN, L.P., GFCTX, L.P., GFCTN, L.P., and GFCGA, L.P. and the
                      financial institutions party hereto from time to time, The
                      CIT Group/Business Credit, Inc., and GMAC Commercial Credit
                      LLC.
 10.91           --   First Amendment To Loan and Security Agreement, effective as of August 29, 2001, by and among Goody's Family Clothing,
                      Inc. and the other borrowers, the financial institutions
                      party to the Loan Agreement from time to time, and The CIT
                      Group/Business Credit Inc.
 21              --   Subsidiaries of the Registrant
 23              --   Consent of Deloitte & Touche LLP

---------------

* The indicated exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K:
a Incorporated herein by reference to exhibit of the same number in Registrant's
  Registration Statement on Form S-3 (Registration No. 333-32409) filed on August 18, 1997 and amended on August 25, 1997 and September 3, 1997.
b Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 019526).
c Incorporated herein by reference exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 019526).
d Incorporated herein by reference to exhibit 4 in Registrant's Registration
  Statement on Form S-8 (Registration No. 333-00052) originally filed on January 4, 1996.
e Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 019526).
f Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended February 1, 1997 (File No. 019526).
g Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 (File No. 019526).
h Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended August 1, 1998 (File No. 019526).
i Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 (File No. 019526).
j Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 019526).
k Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (File No. 019526).
l Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (File No. 019526).
m Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 29, 2000 (File No. 019526).
n Incorporated herein by reference to exhibit of the same number in Registrant's
  Quarterly Report on Form 10-Q for the quarter ended July 29, 2000 (File No. 019526).
o Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 (File No. 019526).
p Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 019526).
q Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 8-K/A dated July 3, 2001 (File No. 019526).

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

Dated: April 26, 2002

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

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

            By: /s/ ROBERT M. GOODFRIEND               Chairman of the Board and Chief   April 26, 2002
  ------------------------------------------------       Executive Officer
                Robert M. Goodfriend

              By: /s/ LANA CAIN KRAUTER                President and Chief               April 26, 2002
  ------------------------------------------------       Merchandising Officer
                  Lana Cain Krauter

              By: /s/ EDWARD R. CARLIN                 Executive Vice President, Chief   April 26, 2002
  ------------------------------------------------       Financial Officer and
                  Edward R. Carlin                       Secretary (Principal Financial
                                                         Officer)

                By: /s/ DAVID G. PEEK                  Senior Vice President and Chief   April 26, 2002
  ------------------------------------------------       Accounting Officer (Principal
                    David G. Peek                        Accounting Officer)

              By: /s/ SAMUEL J. FURROW                 Director                          April 26, 2002
  ------------------------------------------------
                  Samuel J. Furrow

              By: /s/ ROBERT F. KOPPEL                 Director                          April 26, 2002
  ------------------------------------------------
                  Robert F. Koppel

             By: /s/ IRWIN L. LOWENSTEIN               Director                          April 26, 2002
  ------------------------------------------------
                 Irwin L. Lowenstein

             By: /s/ CHERYL L. TURNBULL                Director                          April 26, 2002
  ------------------------------------------------
                 Cheryl L. Turnbull

                         GOODY'S FAMILY CLOTHING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-2
Consolidated Statements of Operations for each of the three
  fiscal years in the period ended February 2, 2002.........   F-3
Consolidated Balance Sheets as of February 2, 2002 and
  February 3, 2001..........................................   F-4
Consolidated Statements of Cash Flows for each of the three
  fiscal years in the period ended February 2, 2002.........   F-5
Consolidated Statements of Shareholders' Equity for each of
  the three fiscal years in the period ended February 2,
  2002......................................................   F-6
Notes to Consolidated Financial Statements for each of the
  three fiscal years in the period ended February 2, 2002...   F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Goody's Family Clothing, Inc.

     We have audited the accompanying consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Goody's Family Clothing, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 18, 2002

                         GOODY'S FAMILY CLOTHING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FISCAL YEAR
                                                             ------------------------------------------
                                                                 2001           2000           1999
                                                             ------------   ------------   ------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales......................................................   $1,192,546     $1,250,604     $1,180,930
Cost of sales and occupancy expenses.......................      895,077        912,588        868,145
                                                              ----------     ----------     ----------
Gross profit...............................................      297,469        338,016        312,785
Selling, general and administrative expenses...............      328,997        319,025        284,134
Unusual item...............................................        1,335             --             --
                                                              ----------     ----------     ----------
(Loss) earnings from operations............................      (32,863)        18,991         28,651
Interest expense...........................................          249            126             61
Investment income..........................................          806          2,482          2,970
                                                              ----------     ----------     ----------
(Loss) earnings before income taxes........................      (32,306)        21,347         31,560
(Benefit) provision for income taxes.......................      (12,115)         8,005         11,835
                                                              ----------     ----------     ----------
          Net (loss) earnings..............................   $  (20,191)    $   13,342     $   19,725
                                                              ==========     ==========     ==========
(Loss) earnings per common share:
  Basic....................................................   $    (0.62)    $     0.41     $     0.59
                                                              ==========     ==========     ==========
  Diluted..................................................   $    (0.62)    $     0.41     $     0.59
                                                              ==========     ==========     ==========
Weighted average common shares outstanding:
  Basic....................................................       32,441         32,527         33,193
                                                              ==========     ==========     ==========
  Diluted..................................................       32,441         32,639         33,628
                                                              ==========     ==========     ==========

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
                                        ASSETS
Current Assets
  Cash and cash equivalents.................................   $ 53,806      $ 62,750
  Inventories...............................................    179,971       207,720
  Accounts receivable and other current assets..............     24,618        16,676
                                                               --------      --------
          Total current assets..............................    258,395       287,146
Property and equipment, net.................................    128,041       138,504
Other assets................................................      9,798        10,051
                                                               --------      --------
          Total assets......................................   $396,234      $435,701
                                                               ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................   $115,063      $129,857
  Accrued expenses..........................................     57,992        58,765
  Income taxes payable......................................         --         4,986
                                                               --------      --------
          Total current liabilities.........................    173,055       193,608
  Other long-term liabilities...............................      6,386         7,711
  Deferred income taxes.....................................     14,077        12,235
                                                               --------      --------
          Total liabilities.................................    193,518       213,554
                                                               --------      --------
Commitments and Contingencies
Shareholders' Equity
  Preferred stock, par value $1 per share;
     Authorized -- 2,000,000 shares; Issued and
      outstanding -- none
  Class B Common stock, no par value;
     Authorized -- 50,000,000 shares; Issued and
      outstanding -- none
  Common stock, no par value;
     Authorized -- 50,000,000 shares;
     Issued and outstanding -- 32,451,130 and 32,419,930
      shares, respectively..................................     21,720        21,580
Paid-in capital.............................................     10,194         9,574
Retained earnings...........................................    170,802       190,993
                                                               --------      --------
          Total shareholders' equity........................    202,716       222,147
                                                               --------      --------
          Total liabilities and shareholders' equity........   $396,234      $435,701
                                                               ========      ========

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       FISCAL YEAR
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net (loss) earnings.......................................  $(20,191)  $ 13,342   $ 19,725
  Adjustments to reconcile net (loss) earnings to cash
     provided by operating activities:
     Depreciation and amortization..........................    23,779     20,068     16,624
     Restructuring charge...................................     1,335         --         --
     Net loss on asset disposals and write-down.............     2,039      1,597      2,412
     Changes in assets and liabilities:
       Inventories..........................................    27,749    (24,826)   (17,207)
       Accounts payable.....................................   (14,794)   (13,828)    20,909
       Income taxes.........................................   (12,879)     8,017      2,338
       Other assets and liabilities.........................       153      6,928     (1,096)
                                                              --------   --------   --------
          Cash provided by operating activities.............     7,191     11,298     43,705
                                                              --------   --------   --------
Cash Flows from Investing Activities:
  Acquisitions of property and equipment....................   (15,258)   (43,329)   (31,293)
  Proceeds from sale of property and equipment..............        43         52        154
                                                              --------   --------   --------
          Cash used in investing activities.................   (15,215)   (43,277)   (31,139)
                                                              --------   --------   --------
Cash Flows from Financing Activities:
  Repayment of long-term debt...............................        --       (318)      (289)
  Exercise of stock options.................................       140        679        237
  Payments of credit facility issuance costs................    (1,060)        --         --
  Shares repurchased and retired............................        --     (2,931)    (4,507)
                                                              --------   --------   --------
          Cash used in financing activities.................      (920)    (2,570)    (4,559)
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........    (8,944)   (34,549)     8,007
Cash and cash equivalents, beginning of year................    62,750     97,299     89,292
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 53,806   $ 62,750   $ 97,299
                                                              ========   ========   ========
Supplemental Disclosures:
  Net income tax payments (refunds).........................  $  1,220   $   (223)  $ 15,393
  Interest payments.........................................       250        319        210

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    COMMON STOCK
                                                  ----------------   PAID-IN   RETAINED
                                                  SHARES   AMOUNT    CAPITAL   EARNINGS    TOTAL
                                                  ------   -------   -------   --------   --------
                                                                   (IN THOUSANDS)
Balance January 31, 1999........................  33,331   $28,102   $ 9,449   $157,926   $195,477
Net earnings....................................      --        --        --     19,725     19,725
Shares repurchased and retired..................    (586)   (4,507)       --         --     (4,507)
Exercise of stock options.......................      54       237        74         --        311
                                                  ------   -------   -------   --------   --------
Balance January 29, 2000........................  32,799    23,832     9,523    177,651    211,006
Net earnings....................................      --        --        --     13,342     13,342
Shares repurchased and retired..................    (533)   (2,931)       --         --     (2,931)
Exercise of stock options.......................     154       679        51         --        730
                                                  ------   -------   -------   --------   --------
Balance February 3, 2001........................  32,420   $21,580   $ 9,574   $190,993   $222,147
Net loss........................................      --        --        --    (20,191)   (20,191)
Exercise of stock options.......................      31       140         2         --        142
Other...........................................      --        --       618         --        618
                                                  ------   -------   -------   --------   --------
Balance February 2, 2002........................  32,451   $21,720   $10,194   $170,802    202,716
                                                  ======   =======   =======   ========   ========

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND JANUARY 29, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of business. Headquartered in Knoxville, Tennessee, Goody's Family Clothing, Inc. and subsidiaries (the "Company") is a retailer of moderately-priced family apparel operating 332 stores in 18 states (all under one business segment) as of February 2, 2002.

     Fiscal year end. The Company's fiscal year ends on the Saturday nearest the last day of January. Fiscal 2001, 2000 and 1999 refer to the Company's fiscal years ended February 2, 2002 (52 weeks), February 3, 2001 (53 weeks) and January 29, 2000 (52 weeks), respectively.

     Principles of consolidation. The consolidated financial statements include the accounts of Goody's Family Clothing, Inc. and its subsidiaries, all of which are wholly owned. All material intercompany balances and transactions have been eliminated.

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

     Cash and cash equivalents. Cash equivalents consist of highly liquid investments, such as money market accounts, deposit accounts, government-backed securities, and overnight repurchase agreements, each with a maturity of less than three months. The costs of these investments approximate their fair market value.

     Inventories. Inventories are stated at the lower of weighted average cost or market. Weighted average cost is computed utilizing specific identification at the stock-keeping unit level multiplied by the weighted-average cost for such stock-keeping unit.

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

     Impairment of long-lived assets. The Company periodically evaluates its investment in long-lived assets used in operations at the individual store level that is the lowest level at which individual cash flows can be identified. When evaluating assets for potential impairment, the Company first compares the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss is recorded. The impairment loss is generally the excess of the carrying amount of the asset over the asset's estimated fair value (generally based upon future discounted cash flows.) In addition, decisions to close a store, prior to the expiration of its underlying lease, generally results in increased depreciation over the remaining revised useful life of property and equipment.

     Revenue recognition. The Company recognizes revenue from the sale of merchandise at the time merchandise is sold and the customer takes delivery. At each period end, an estimate of sales returns is recorded. The Company terminated all leased department operations during fiscal 1999. Net rental income from leased departments during fiscal 1999 aggregated $3,372,000 and is included in sales for fiscal 1999.

     The Company changed its method of recording layaway sales in fiscal 2000. Prior to fiscal 2000, the Company recorded the sale and related gross profit from a layaway on receipt of the initial layaway deposit from its customers. Beginning January 30, 2000, the first day of fiscal 2000, the Company recognized the sale and the related gross profit from layaways upon delivery of the merchandise to the customer. The pre-tax cumulative effect of this change at January 30, 2000 was $331,000 and is included in selling, general and administrative expenses in fiscal 2000. Pro forma operating results for full-year fiscal 1999 would not be significantly different than historically reported results had this new accounting methodology for layaways been retroactively applied. However, this change in methodology would have slightly modified the reported unaudited operating results between certain quarters within those years.

                         GOODY'S FAMILY CLOTHING, INC.

     Advertising. For annual financial reporting purposes, the Company expenses all advertising expenditures as incurred. For interim financial reporting purposes, the Company expenses advertising expenditures in the period when the advertisement first runs. Advertising expenses, net of vendor reimbursements, were $65,355,000, $62,795,000 and $54,101,000 for fiscal 2001, 2000 and 1999, respectively.

     Store opening and closing costs. New and relocated store opening costs are charged directly to expense when incurred. When the Company decides to close or relocate a store, the estimated unrecoverable costs to be incurred upon or after the store closing, principally consisting of the remaining lease obligations, are charged to expense.

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

     Unusual Item. The Company incurred a significant loss from operations during fiscal 2001. As a result, the Company implemented a cost reduction program during the fourth quarter of fiscal 2001 and recorded an unusual charge of $1,335,000 in that quarter for approximately $480,000 for severance and health benefits payments associated with employee terminations, and approximately $855,000 for professional fees and outplacement services related to the reduction program.

     Income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial reporting basis of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the future years that the differences are expected to affect taxable income.

     (Loss) earnings per common share. Basic (loss) earnings per common share are computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding and potentially dilutive common shares. Weighted-average diluted shares outstanding differs from weighted-average basic shares outstanding solely from the effect of dilutive stock options under the treasury stock method and amounted to 59,000, 112,000 and 435,000 shares for fiscal 2001, 2000 and 1999, respectively. Stock options to purchase 2,440,000, 2,556,000 and 2,517,000 shares of the Company's common stock in fiscal 2001, 2000 and 1999, respectively, were excluded from the computation of weighted-average diluted shares outstanding because they would have been antidilutive.

     Comprehensive income. The Company is required to disclose within the basic financial statements items of comprehensive (loss) income, such as foreign currency transactions and unrealized gains and losses on available-for-sale securities. Since the Company has no items that qualify as comprehensive (loss) income, there is no difference between comprehensive (loss) income and net
(loss) earnings for any fiscal year presented.

     Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement, as amended, is effective for the Company's 2001 fiscal year. The Company adopted SFAS 133 and related amendments on February 4, 2001. The Company does not hold any derivative financial instruments and, accordingly, the adoption of SFAS 133 did not have any effect on its consolidated financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement supersedes APB Opinion No. 17, "Accounting for Intangible Assets." It revises the standards for accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. In addition, the standard includes provisions for reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company is required to apply SFAS 142 in fiscal 2002. To date, the Company has not entered into any business combinations and has no goodwill or intangible assets that would be subject to this statement. Accordingly, the adoption of SFAS 142 should not have any impact on the Company's financial statements and related disclosures.

                         GOODY'S FAMILY CLOTHING, INC.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company's fiscal year 2002. SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The adoption of SFAS 144 in fiscal 2002 should not have a significant impact on the Company's financial statements.

     Reclassifications. Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation.

2. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
Land........................................................   $  3,807      $  3,807
Buildings...................................................     35,522        35,216
Leasehold improvements......................................     29,044        27,869
Furniture and equipment.....................................    171,834       164,349
                                                               --------      --------
                                                                240,207       231,241
Less accumulated depreciation and amortization..............    112,166        92,737
                                                               --------      --------
          Property and equipment, net.......................   $128,041      $138,504
                                                               ========      ========

Impairment charges for property and equipment were $1,892,000, $1,196,000 and $779,000 in fiscal 2001, 2000 and 1999, respectively.

3. CREDIT FACILITY

     In May 2001, the Company entered into a five-year $130,000,000 syndicated revolving loan and security agreement (the "credit facility") that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company's eligible inventories. The credit facility is secured primarily by the Company's inventories, receivables and cash and cash equivalents, which at February 2, 2002 aggregated $233,777,000. Of this amount, approximately $139,004,000 represented the borrowing base, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at February 2, 2002 was approximately $94,075,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate.

     At February 2, 2002 and February 3, 2001, the Company had no cash borrowings under the current or prior credit facility, and had letters of credit outstanding not yet reflected in accounts payables of $22,758,000 and $18,298,000, respectively. Cash borrowings averaged $5,650,000 during fiscal 2001 compared with $902,000 during fiscal 2000, with the highest balance of $38,000,000 in November 2001 compared with $22,000,000 in November 2000. Letters of credit outstanding averaged $36,241,000 during fiscal 2001 compared with $55,075,000 during fiscal 2000, with the highest balance of $49,169,000 in May and June 2001 compared with $79,789,000 in June 2000. The weighted average interest rates on cash borrowings in fiscal 2001, 2000 and 1999 were 4.4%, 7.9% and 5.2%, respectively.

                         GOODY'S FAMILY CLOTHING, INC.

4. INCOME TAXES

     The (benefit) provision for income taxes for the years indicated consisted of the following (in thousands):

                                                                    FISCAL YEAR
                                                            ---------------------------
                                                              2001      2000     1999
                                                            --------   ------   -------
Current
  Federal.................................................  $(13,328)  $5,295   $ 8,259
  State...................................................    (1,978)     518       778
                                                            --------   ------   -------
          Total current...................................   (15,306)   5,813     9,037
                                                            --------   ------   -------
Deferred
  Federal.................................................     2,792    1,819     2,647
  State...................................................       399      373       151
                                                            --------   ------   -------
          Total deferred..................................     3,191    2,192     2,798
                                                            --------   ------   -------
          (Benefit) provision for income taxes              $(12,115)  $8,005   $11,835
                                                            ========   ======   =======

     The (benefit) provision for income taxes differed from the amounts computed by applying the federal statutory rate to (loss) earnings before income taxes as follows (in thousands):

                                                                    FISCAL YEAR
                                                            ---------------------------
                                                              2001      2000     1999
                                                            --------   ------   -------
Tax expense at statutory rate.............................  $(11,307)  $7,471   $11,047
State taxes, net of federal benefit.......................    (1,150)     626       876
Effect of tax-exempt income...............................        (6)    (349)     (333)
Effect of other items.....................................       348      257       245
                                                            --------   ------   -------
          (Benefit) provision for income taxes............  $(12,115)  $8,005   $11,835
                                                            ========   ======   =======

     The tax effects of temporary differences were as follows (in thousands):

                                                              FEBRUARY 2,   FEBRUARY 3,
                                                                 2002          2001
                                                              -----------   -----------
Current asset
  Inventory carrying cost...................................    $(6,066)      $ 1,319
  Net operating loss carryforward...........................      5,746           343
  Accrued expenses and other................................      3,846         3,415
                                                                -------       -------
          Current deferred tax asset........................    $ 3,526       $ 5,077
                                                                =======       =======
Deferred liability
  Depreciation..............................................    $13,841       $13,536
  Other.....................................................        236        (1,301)
                                                                -------       -------
          Long-term deferred tax liability..................    $14,077       $12,235
                                                                =======       =======

     The Company has net operating loss carryforwards for state income tax purposes aggregating $40,934,000 at February 2, 2002, with expirations ranging from fiscal 2003 through fiscal 2021. The Company has a net operating loss carryback for federal tax purposes of approximately $38,080,000. Current deferred tax assets are included in accounts receivable and other current assets in the accompanying consolidated balance sheets.

                         GOODY'S FAMILY CLOTHING, INC.

5. STOCK OPTIONS

     The Company has options outstanding under four stock option plans: the Goody's Family Clothing, Inc. 1991 Stock Incentive Plan ( the "1991 Plan"), the Goody's Family Clothing, Inc. 1993 Stock Option Plan (the "1993 Plan"), the Goody's Family Clothing, Inc. 1997 Stock Option Plan (the "1997 Plan") and the Discounted Stock Option Plan for Directors (the "Directors' Plan").

     The 1991 Plan, 1993 Plan and 1997 Plan provide for the grant of nonqualified and incentive stock options to key associates and directors and formula options to non-associate directors. The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the Company's common stock for incentive options or formula options on the date of grant) and the vesting and exercise periods. The options typically vest in equal installments over five years from the date of grant and are generally exercisable up to 10 years from the date of grant. The Company is authorized to issue an aggregate of 4,000,000 shares of common stock under the 1993 Plan and 1997 Plan. The 1991 Plan terminated in September 2001 and the Company is no longer entitled to issue options thereunder. However, at February 2, 2002, an aggregate of 533,650 options remain outstanding under the 1991 Plan.

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

     A summary of the stock option activity and the related weighted-average exercise prices for all the option plans is as follows:

                                               SHARES AVAILABLE   OUTSTANDING   WEIGHTED AVERAGE
                                                  FOR GRANT         OPTIONS      EXERCISE PRICE
                                               ----------------   -----------   ----------------
As of January 30, 1999.......................      1,056,310       3,562,794         $10.09
  Granted....................................       (539,970)        539,970           6.91
  Exercised..................................             --         (53,900)          4.40
  Forfeited..................................        159,550        (159,550)         12.62
                                                  ----------      ----------
As of January 29, 2000.......................        675,890       3,889,314           9.62
  Granted....................................       (297,745)        297,745           5.04
  Exercised..................................             --        (153,550)          9.55
  Forfeited..................................        793,275        (793,275)         11.43
                                                  ----------      ----------
As of February 3, 2001.......................      1,171,420       3,240,234           9.01
  Granted....................................     (1,555,170)      1,555,170           4.05
  Exercised..................................             --         (31,200)          4.50
  Forfeited and expired......................        893,290      (1,107,250)          8.32
                                                  ----------      ----------
As of February 2, 2002.......................        509,540       3,656,954           7.15
                                                  ==========      ==========

     The following table summarizes information about stock options outstanding at February 2, 2002:

                                          OUTSTANDING OPTIONS                   EXERCISABLE OPTIONS
                               ------------------------------------------   ---------------------------
                                                    WEIGHTED
                                                    AVERAGE      WEIGHTED                      WEIGHTED
                                   OPTIONS         REMAINING     AVERAGE        OPTIONS        AVERAGE
                                OUTSTANDING AT    CONTRACTUAL    EXERCISE    EXERCISABLE AT    EXERCISE
RANGE OF EXERCISE PRICES       FEBRUARY 2, 2002   LIFE (YEARS)    PRICE     FEBRUARY 2, 2002    PRICE
------------------------       ----------------   ------------   --------   ----------------   --------
$ 2.06 to $ 3.90.............       959,646           6.6         $ 3.65         856,270        $ 3.70
  4.00 to   4.63.............       849,710           7.6           4.42         387,410          4.27
  4.75 to   5.44.............       741,998           7.1           4.96         515,614          4.93
  5.50 to  17.13.............       739,600           5.5           9.47         549,240          9.20
 20.44 to  27.50.............       366,000           6.2          22.38         219,600         22.38
                                  ---------                                    ---------
                                  3,656,954                                    2,528,134
                                  =========                                    =========

                         GOODY'S FAMILY CLOTHING, INC.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation expense for stock-based employee compensation plans at fair value. The Company has chosen to adopt the disclosure-only provisions of SFAS 123 and to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation expense has been recognized for the stock options granted under the various stock option plans to associates. If compensation expense for the Company's stock option plans had been determined based on the fair value on the date of grant for awards in fiscal 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the Company's net (loss) earnings and (loss) earnings per common share would have been reduced to the pro forma amounts indicated below:

                                   FISCAL 2001            FISCAL 2000            FISCAL 1999
                               --------------------   --------------------   --------------------
                                  AS                     AS                     AS
                               REPORTED   PRO FORMA   REPORTED   PRO FORMA   REPORTED   PRO FORMA
                               --------   ---------   --------   ---------   --------   ---------
Net (loss) earnings (in
  thousands).................  $(20,191)  $(22,995)   $13,342     $12,761    $19,725     $18,316
(Loss) earnings per common
  share:
  Basic......................     (0.62)     (0.71)      0.41        0.39       0.59        0.55
  Diluted....................     (0.62)     (0.71)      0.41        0.39       0.59        0.54

     The fair value of the options granted under the Company's various stock option plans during fiscal 2001, 2000 and 1999 was estimated on their date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 68%, 58% and 55%, respectively; risk free interest rates of 4.5%, 6.3% and 6.0%, respectively; and expected lives of five, four and four years, respectively. The weighted average fair value of options granted was $2.58, $2.75 and $3.47 for fiscal 2001, 2000 and 1999, respectively.

6. BENEFIT PLANS

     The Company maintains the Goody's Family Clothing, Inc. 401(k) Retirement Plan (the "401(k) Plan") with a salary deferral feature for all eligible associates. Under the terms of the 401(k) Plan, eligible associates may contribute between 3% and 15% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the 401(k) Plan. The Company provides matching contributions to the 401(k) Plan, which are discretionary, vest over an associate's service period and are based on a percent of the associates' elected contributions. These matching contributions amounted to $827,000, $882,000 and $827,000 for fiscal 2001, 2000 and 1999, respectively.

     Until January 30, 2002, the Company also maintained the Goody's Family Clothing, Inc. Executive Deferral Plan (the "EDP Plan") with a salary deferral feature for all eligible associates. Under the terms of the EDP Plan, eligible associates could have contributed between 3% and 20% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the EDP Plan. The Company provided matching contributions to the EDP Plan, which were discretionary, vested over an associate's service period and were based upon a percent of an associate's elected contributions. These matching contributions were $102,000, $79,000 and $85,000 in fiscal 2001, 2000 and 1999, respectively. On January 30, 2002, the Company's Board of Directors elected to terminate the EDP Plan and disburse all EDP Plan assets to EDP Plan participants. Such disbursement was made to EDP Plan participants in February 2002.

     The Company also has an Employee Payroll Investment Plan that allows eligible associates to purchase its common stock at fair market value through regular payroll deductions.

                         GOODY'S FAMILY CLOTHING, INC.

7. LEASE OBLIGATIONS

     The Company leases its stores under operating leases, the majority of which expire at various times during the next 10 years. The Company can, at its option, renew most of these leases at rents that are fixed based at their then current fair rental value. Payments under store leases consist of a fixed minimum rent, additional rent based on a percent of sales in excess of stipulated amounts ("percentage rent") and real estate taxes, insurance, and common area maintenance costs. The Company also leases certain data processing and store systems equipment.

     The future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at February 2, 2002 are as follows (in thousands):

                        FISCAL YEAR
                        -----------
2002........................................................  $ 68,213
2003........................................................    64,313
2004........................................................    59,854
2005........................................................    53,329
2006........................................................    48,830
Thereafter..................................................   200,878
                                                              --------
          Total.............................................  $495,417
                                                              ========

     Total rental expense for operating leases for fiscal 2001, 2000 and 1999 were $80,920,000, $72,541,000 and $63,281,000, respectively, including percentage rent of $88,000, $242,000 and $350,000, respectively.

8. RELATED PARTY TRANSACTIONS

     The Company has entered into the following related party transactions with respect to Robert M. Goodfriend (the Company's Chairman of the Board and Chief Executive Officer and beneficial owner of approximately 42% of the Company's common stock):

     Since 1987, the Company has, by agreement (the "Initial Agreement"), paid premiums on certain split-dollar life insurance policies covering the life of Mr. Goodfriend. During fiscal 1999, the Company paid premiums of $54,000 in accordance with the Initial Agreement. The Company terminated the policies under this Initial Agreement in January 2000, and received the cash surrender value of these policies aggregating $2,144,000 in February 2000.

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

     During fiscal 2001, the Company did not pay premiums on the policies. However, a certain policy's premium in fiscal 2001 was funded from a loan taken against the cash surrender value of such policy. The Company paid premium for all policies of $4,195,000 in each of fiscal 2000 and 1999. The cash surrender value of all policies covered by the New Agreement at February 2, 2002 and February 3, 2001 aggregated $7,510,000 and $7,659,000, respectively; such amounts are included in other assets. In addition, the Company paid a premium of $47,510 on a term policy on the life of Mr. Goodfriend in connection with the New Agreement during each of fiscal 2001 and 2000.

                         GOODY'S FAMILY CLOTHING, INC.

     The Company paid rent and taxes amounting to $312,000, $311,000 and $310,000 for fiscal 2001, 2000 and 1999, respectively, for a store leased from another trust benefiting Mr. Goodfriend's children. Future commitments at February 2, 2002 under this related party lease are $2,026,000.

     The Company had a promissory note payable to its founder and former chairman, Mike D. Goodfriend, and his wife, who are the parents of Robert M. Goodfriend. The debt was repaid in January 2001. Interest paid on this debt was $32,000 and $61,000 during fiscal 2000 and 1999, respectively.

     Mr. Robert F. Koppel, a director of the Company, is the President of the East Tennessee Children's Hospital (the "Hospital") of which Mr. Goodfriend is a director. The Company facilitates contributions by its employees to the Hospital through a payroll deduction plan and matches employee contributions to the Hospital on a 100% basis. The Company also makes additional contributions (in cash or in kind) to the Hospital. The total amount of contributions paid by the Company (including employee contributions) to the Hospital in fiscal 2001 was $494,800.

9. UNUSUAL ITEMS

     The Company recorded a restructuring charge during the fourth quarter of fiscal 2001 of approximately $1,335,000 for an announced reduction in the Company's work force, expected to be completed during 2002, that will result in the planned elimination of approximately 150 jobs located at its corporate office and distribution center in Knoxville, Tennessee, and its distribution center in Russellville, Arkansas. The charge includes the costs associated with severance, health benefits, outplacement services and professional fees related to developing and implementing the restructuring plan. The following is a rollforward schedule of the activity related to the restructuring accrual for fiscal 2001:

                                                 SEVERANCE AND      OUTPLACEMENT
                                                 HEALTH BENEFIT   AND PROFESSIONAL
                                                    PAYMENTS            FEES           TOTAL
                                                 --------------   ----------------   ----------
Provisions in fourth quarter of fiscal 2001....     $480,000         $ 855,000       $1,335,000
Payments in fourth quarter of fiscal 2001......           --          (523,000)        (523,000)
                                                    --------         ---------       ----------
Balance at February 2, 2002....................     $480,000         $ 332,000       $  812,000
                                                    ========         =========       ==========

10. CONTINGENCIES

     In February 1999, a lawsuit was filed in the United States District Court for the Middle District of Georgia and was served on the Company and Robert M. Goodfriend, its Chairman of the Board and Chief Executive Officer, by 20 named plaintiffs, generally alleging that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures and by maintaining unequal terms and conditions of employment. The plaintiffs further allege that the Company maintained a racially hostile working environment. The plaintiffs' claims are being brought under Title VII of the Civil Rights Act of 1964, as amended, and under the Civil Rights Act of 1866. The plaintiffs are seeking to have this action certified as a class action, but only as to the issue of promotions. By way of damages, the plaintiffs are seeking, among other things, injunctive relief (including restructuring of the Company's selection and compensation procedures) as well as back pay, an award of attorneys' fees and costs, and other monetary relief. The Company is disputing these claims and is defending this matter vigorously. The Company is unable to estimate the effect, if any, the above lawsuit may have on the Company's financial position or results of operations.

     In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company has various insurance policies in place in the event of unfavorable outcomes from such proceedings. The insurance companies' level of, and willingness to, support their coverage could vary depending upon the circumstances of each particular case. As such, there can be no assurance as to the level of support available from insurance policies. Management does not currently believe that the ultimate outcome of all such pending legal proceedings (other than the matter noted in the paragraph above), individually and in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

                         GOODY'S FAMILY CLOTHING, INC.

11. SELECTED QUARTERLY DATA (UNAUDITED)

     Following is a summary of unaudited results of operations for the respective fiscal quarters (in thousands, except per share amounts):

                                      FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                      -------------   --------------   -------------   --------------
FISCAL 2001
  Sales.............................    $263,262         $286,858        $279,324         $363,102
  Gross profit......................      71,457           63,851          83,328           78,833
  Net (loss) earnings...............      (1,739)         (11,055)            276           (7,674)
  (Loss) earnings per common share:
     Basic..........................       (0.05)           (0.34)           0.01            (0.24)
     Diluted........................       (0.05)           (0.34)           0.01            (0.24)
FISCAL 2000
  Sales.............................    $278,283         $295,496        $276,550         $400,275
  Gross profit......................      79,204           65,343          82,575          110,894
  Net earnings (loss)...............       4,074(1)        (3,502)          1,635           11,135
  Earnings (loss) per common share:
     Basic..........................        0.12(1)         (0.11)           0.05             0.34
     Diluted........................        0.12(1)         (0.11)           0.05             0.34

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

CORPORATE INFORMATION

BOARD OF DIRECTORS

Robert M. Goodfriend(3)
Chairman of the Board and
  Chief Executive Officer
  Goody's Family Clothing, Inc.

Samuel J. Furrow(2)(3*)
Chairman
  Furrow Auction Company
  Innovo Group, Inc.
Owner
  Mercedes Benz of Knoxville
  Land Rover of Knoxville
  Land Rover of Chattanooga
Advisory Board
  AmSouth Bank

Robert F. Koppel(1)(2*)
President
  East Tennessee Children's Hospital

Irwin L. Lowenstein(1)(3)
Retired Chairman and CEO
  Rhodes Furniture
Director
  Schnadig Corp.
Chairman
  The Powell Company

Cheryl L. Turnbull(1*)(2)
Managing Director
  Banc One Mezzanine Corp.

Committees of the Board of Directors

1  Compensation Committee
2  Audit Committee
3  Nominating Committee
*  Chairperson

EXECUTIVE AND OTHER OFFICERS

Robert M. Goodfriend                Mary Ann Barr                           Greg S. Lurry
Chairman of the Board and           Vice President                          Vice President
Chief Executive Officer             Divisional Merchandise Manager          Planning and Allocation
                                    Center Core
Lana Cain Krauter                                                           Allen P. Markway
President and Chief                 Michael R. Bryant                       Vice President
Merchandising Officer               Vice President                          Divisional Merchandise Manager
                                    Distribution -- Russellville, AR        Children's

Edward R. Carlin                    Chris A. Bullard                        Barbara J. Mesecke
Executive Vice President            Vice President                          Vice President
Chief Financial Officer             Sales                                   Divisional Merchandise Manager
and Secretary                                                               Junior's
                                    Michael D. Burgard
Max W. Jones                        Vice President                          Hazel A. Moxim
Executive Vice President            Loss Prevention                         Vice President
Merchandising                                                               Human Resources
                                    Richard E. Gatian
David R. Mullins                    Vice President                          Rosalind C. Parneix
Executive Vice President            Treasurer                               Vice President
Stores                                                                      Divisional Merchandise Manager
                                    Robert S. Gobrecht                      Misses Sportswear
Bruce E. Halverson                  Vice President
Senior Vice President               Assistant to the                        Mike H. Teeple
Planning and Allocation             Chairman                                Vice President
                                                                            Sales
John J. Okvath, III                 Donald E. Goett
Senior Vice President               Vice President                          Barbara J. Thoreson
Product Development                 Divisional Merchandise Manager          Vice President
                                    Shoes                                   Divisional Merchandise Manager
John A. Payne                                                               Dresses and Special Sizes
Senior Vice President               Jeffrey D. Hayes
General Merchandise Manager         Vice President                          Donald R. Whitted
Men's                               Sales                                   Vice President
                                                                            Sales
David G. Peek                       Regis J. Hebbeler
Senior Vice President               Vice President                          John G. Wise
Chief Accounting Officer            General Counsel and                     Vice President
                                    Assistant Secretary                     Visual Merchandising
Jay D. Scussel
Senior Vice President               Steven M. Keil                          Lynn R. Youngs
Management Information Systems      Vice President                          Vice President
                                    Planning and Allocation                 Store Operations
Bobby Whaley
Senior Vice President
Distribution, Transportation
and Logistics

-------------------------------------------------------------------------------

SHAREHOLDER AND INVESTOR INFORMATION

DIVIDEND POLICY

The Company has not paid cash dividends during the last three fiscal years. The Company currently intends to retain all net earnings for the development of its business and does not anticipate paying dividends in the foreseeable future. The payment of future dividends, if any, will depend upon profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ANNUAL MEETING

The Annual Meeting of Shareholders will be held at 10:00 a.m. on Wednesday, June 19, 2002, at the Company's headquarters in Knoxville, Tennessee. Detailed information about the meeting is contained in the Notice of Annual Meeting and Proxy Statement sent with a copy of this Annual Report to each shareholder of record as of April 29, 2002.

CORPORATE HEADQUARTERS                       TRANSFER AGENT AND REGISTRAR
  Goody's Family Clothing, Inc.                Communications concerning
  400 Goody's Lane                             shareholder records, the transfer of
  Knoxville, Tennessee 37922                   shares, lost certificates or change of
  Tel: (865) 966-2000                          address should be directed to:
  Fax: (865) 777-4555
                                               EquiServe Trust Co., N.A.
INDEPENDENT AUDITORS                           c/o EquiServe Limited Partnership
  Deloitte & Touche LLP                        P.O. Box 43012
  Atlanta, Georgia                             Providence, RI 02940-3012
                                               Tel: (800) 633-4236
GENERAL COUNSEL
  Swidler Berlin Shereff Friedman, LLP       GOODY'S WEBSITE
  New York, New York                           www.goodysonline.com

                                    GOODY'S
                                 [BACK COVER]