Form 10-Q
period 2002-05-04
GOODYS FAMILY CLOTHING INC /TN
filed 2002-05-31
CIK 879123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	May 4, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to _________________________________

Commission file number	0-19526

Goody’s Family Clothing, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-0793974

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Goody’s Lane, Knoxville, Tennessee	37922

(Address of principal executive offices)	(Zip Code)

(865) 966-2000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value, 32,503,480 shares outstanding as of May 28, 2002.

Goody’s Family Clothing, Inc.
Index to Form 10-Q
May 4, 2002

Part I — Financial Information:
Item 1 - Financial Statements
Consolidated Statements of Operations	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6 - 7
Independent Accountants’ Review Report	8
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-11
Item 3 – Quantitative and Qualitative Disclosures about Market Risk	12
Part II — Other Information	12
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. (a) Exhibits
Item 6. (b) Reports on Form 8-K
Signatures	13

PART 1 — FINANCIAL INFORMATION

Item 1 — Financial Statements

Goody’s Family Clothing, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended

	May 4, 2002	May 5, 2001

Sales	$283,504	$263,262
Cost of sales and occupancy expenses	199,046	191,805

Gross profit	84,458	71,457
Selling, general and administrative expenses	75,646	74,551

Earnings (loss) from operations	8,812	(3,094)
Interest expense	1	67
Investment income	104	379

Earnings (loss) before income taxes	8,915	(2,782)
Provision (benefit) for income taxes	3,343	(1,043)

Net earnings (loss)	$5,572	$(1,739)

Earnings (loss) per common share:
Basic	$0.17	$(0.05)

Diluted	$0.17	$(0.05)

Weighted average common shares outstanding:
Basic	32,462	32,420

Diluted	33,113	32,420

See accompanying Notes to Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands)

	May 4, 2002	February 2, 2002	May 5, 2001

	(unaudited)		(unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$45,917	$53,806	$33,054
Inventories	201,572	179,971	240,307
Accounts receivable and other current assets	25,136	24,831	20,015

Total current assets	272,625	258,608	293,376
Property and equipment, net	122,555	128,041	137,609
Other assets	9,585	9,585	9,995

Total assets	$404,765	$396,234	$440,980

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$119,345	$115,063	$139,096
Accrued expenses	53,916	58,122	57,139
Income taxes payable	2,649	—	—

Total current liabilities	175,910	173,185	196,235
Other long-term liabilities	6,308	6,256	7,288
Deferred income taxes	14,076	14,077	17,049

Total liabilities	196,294	193,518	220,572

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, par value $1.00 per share; Authorized - 2,000,000 shares; issued and outstanding — none
Class B Common stock, no par value; Authorized - 50,000,000 shares; issued and outstanding — none
Common stock, no par value; Authorized - 50,000,000 shares; Issued and outstanding – 32,482,530, 32,451,130 and 32,419,930 shares, respectively	21,867	21,720	21,580
Paid-in capital	10,231	10,194	9,574
Retained earnings	176,373	170,802	189,254

Total shareholders’ equity	208,471	202,716	220,408

Total liabilities and shareholders’ equity	$404,765	$396,234	$440,980

See accompanying Notes to Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirteen Weeks Ended

	May 4,	May 5,
	2002	2001

Cash Flows from Operating Activities
Net earnings (loss)	$5,572	$(1,739)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	5,825	5,984
Net loss on asset disposals	779	—
Changes in assets and liabilities:
Inventories	(21,601)	(32,587)
Accounts payable	4,282	9,239
Income taxes	3,538	(4,514)
Other assets and liabilities	(5,381)	(990)

Cash used in operating activities	(6,986)	(24,607)

Cash Flows from Investing Activities
Acquisitions of property and equipment	(1,055)	(5,089)
Proceeds from sale of property and equipment	4	—

Cash used in investing activities	(1,051)	(5,089)

Cash Flows from Financing Activities
Exercise of stock options	148	—

Cash used in financing activities	148	—

Net decrease in cash and cash equivalents	(7,889)	(29,696)
Cash and cash equivalents, beginning of period	53,806	62,750

Cash and cash equivalents, end of period	$45,917	$33,054

Supplemental Disclosures:
Net income tax payments	$131	$4,746
Interest payments	1	67

See accompanying Notes to Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of presentation

The accompanying condensed consolidated financial statements of Goody’s Family Clothing, Inc. and subsidiaries (the “Company”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company’s business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended February 2, 2002.

(2) Credit arrangements

In May 2001, the Company entered into a five-year $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. At May 4, 2002, the Company had no borrowings and $30,420,000 in letters of credit (not yet reflected in accounts payable) outstanding under the facility.

(3) Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). This statement revises the standards for accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. The Company adopted SFAS 142 on February 3, 2002. To date, the Company has not entered into any business combinations and has no goodwill or intangible assets that are subject to this statement. Accordingly, the adoption of SFAS 142 had no impact on the Company’s financial statements and related disclosures.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company adopted SFAS 144 on February 3, 2002; the adoption of this statement did not have a significant impact on the Company’s financial statements.

(4) Unusual Item

The Company recorded a restructuring charge during the fourth quarter of fiscal 2001 of approximately $1,335,000 for a reduction in the Company’s work force at its corporate office and distribution centers, expected to be completed during 2002. The following is an analysis of the activity in the restructuring accrual during the first quarter of fiscal 2002:

	Severance and related payments	Professional fees	Total

Accrued balance at February 2, 2002	$480,000	$332,000	$812,000
Payments	258,000	432,000	690,000
Adjustments	(151,000)	131,000	(20,000)

Accrued balance at May 4, 2002	$71,000	$31,000	$102,000

(5) Contingencies

In February 1999, a lawsuit was filed in the United States District Court for the Middle District of Georgia and was served on the Company and Robert M. Goodfriend, its Chairman and Chief Executive Officer, by 20 named plaintiffs, generally alleging that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures and by maintaining unequal terms and conditions of employment. The plaintiffs further allege that the Company maintained a racially hostile working environment. The plaintiffs’ claims are being brought under Title VII of the Civil Rights Act of 1964, as amended, and under the Civil Rights Act of 1866. The plaintiffs are seeking to have this action certified as a class action, but only as to the issue of promotions. By way of damages, the plaintiffs are seeking, among other things, injunctive relief (including restructuring of the Company’s selection and compensation procedures) as well as back pay, an award of attorneys’ fees and costs, and other monetary relief. The Company is disputing these claims and is continuing to defend these matters vigorously. The Company is unable to estimate the effect, if any, the above lawsuit may have on the Company’s financial position or results of operations.

In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company has various insurance policies in place in the event of unfavorable outcomes from such proceedings. The insurance companies’ level of, and willingness to, support their coverage could vary depending upon the circumstances of each particular case. As such, there can be no assurance as to the level of support available from insurance policies. Management does not currently believe that the ultimate outcome of all such pending legal proceedings (other than the matter noted in the paragraph above), individually and in the aggregate, would have a material adverse effect on the Company’s financial position or results of operations.

(6) Reclassifications

Certain reclassifications have been made to the financial statements of prior periods to conform to the current period presentation.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders
Goody’s Family Clothing, Inc.
Knoxville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Goody’s Family Clothing, Inc. and subsidiaries as of May 4, 2002 and May 5, 2001 and the related condensed consolidated statements of operations and cash flows for the thirteen-weeks then ended. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Goody’s Family Clothing, Inc. and subsidiaries as of February 2, 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
May 21, 2002

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, plans and estimates and involve material risks and uncertainties including, but not limited to: (i) the ability to reverse negative comparable store sales trends; (ii) competition, including the impact of competitors’ pricing and store expansion; (iii) compliance with loan covenants and the availability of sufficient eligible collateral for borrowing; (iv) growth of its store base and the ability of the Company to resume its historical levels of new store growth; (v) trends affecting the Company’s financial condition or results of operations; (vi) the continued availability of adequate credit support from vendors and factors; (vii) customer demand and trends in the apparel and retail industry and the acceptance of merchandise acquired for sale by the Company; (viii) the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand; (ix) the effectiveness of the recently adopted changes in merchandising, advertising, pricing and operational strategies; (x) the outcome of pending trademark and other litigation; (xi) the ability to control shrinkage; (xii) the success of the Company’s information technologies systems; (xiii) the ability to achieve business plan targets; (xiv) the ability to avoid excessive markdowns; (xv) the effectiveness of advertising and promotional events; (xvi) the ability to enter into leases for new store locations; (xvii) the timing, magnitude and costs of opening new stores; (xviii) individual store performance, including new stores; (xix) relations with vendors, factors and employees; (xx) unanticipated needs for additional capital expenditures; (xxi) the general economic conditions within the Company’s markets and an improvement in the overall retail environment; and (xxii) global political unrest. Any “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company’s financial results may be found in the Company’s public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Securities and Exchange Commission’s web site, http://www.sec.gov.

Results of Operations

The following table sets forth unaudited results of operations as a percent of sales for the periods indicated:

	Thirteen Weeks Ended

	May 4, 2002	May 5, 2001

Sales	100.0%	100.0%
Cost of sales and occupancy expenses	70.2	72.9

Gross profit	29.8	27.1
Selling, general and administrative expenses	26.7	28.3
Unusual items	—	—

Earnings (loss) from operations	3.1	(1.2)
Interest expense	—	—
Investment income	0.1	0.1

Earnings (loss) before income taxes	3.2	(1.1)
Provision (benefit) for income taxes	1.2	(0.4)

Net earnings (loss)	2.0%	0.7%

Overview   During the first quarter of fiscal 2002, the Company opened one new store, remodeled one store and closed one store; the total number of stores in operation at May 4, 2002 was 332 compared with 318 at the end of the first quarter of fiscal 2001. In the corresponding period of the previous fiscal year, one new store was opened and three stores were relocated or remodeled. Net earnings for the first quarter of fiscal 2002 were $5,572,000, or 2.0% of sales, compared with net loss of $1,739,000, or (0.7)% of sales, for the first quarter of fiscal 2001.

Sales   Sales for the first quarter of fiscal 2002 were $283,504,000, a 7.7% increase from the $263,262,000 for the first quarter of fiscal 2001. This increase of $20,242,000 consisted of (i) $15,944,000 in sales from new and transition stores, and (ii) a $4,298,000 increase in comparable store sales. Comparable store sales for the first quarter of fiscal 2002 increased 2.6% compared with the corresponding period of the previous fiscal year. Customer acceptance of the Company’s merchandise offerings, which were supported by new marketing and advertising initiatives, combined with favorable weather during the Easter selling season and the second week of April resulted in comparable store sales increases compared to the same period of the prior year.

Gross profit   Gross profit for the first quarter of fiscal 2002 was $84,458,000, or 29.8% of sales, a $13,001,000 increase over the $71,457,000, or 27.1% of sales, in gross profit for the first quarter of the previous fiscal year. The 2.7% increase in gross profit, as a percent of sales, resulted from (i) a 2.8% increase in merchandise margins resulting from acceptance of the Company’s merchandise offerings, successful response to the new marketing and advertising initiatives, and lower per square foot inventories which allowed the Company to be less promotional, offset by (ii) a 0.1% increase in occupancy costs primarily related to new and relocated stores.

Selling, general and administrative expenses   Selling, general and administrative expenses for the first quarter of fiscal 2002 were $75,646,000, or 26.7% of sales, an increase of $1,095,000 over $74,551,000, or 28.3% of sales, for the first quarter of the previous fiscal year. Selling, general and administrative expenses decreased by 1.6%, as a percent of sales, for the first quarter of fiscal 2002 compared with the first quarter of the previous fiscal year primarily due to increased leverage related to the comparable stores sales increase noted above and benefits derived from the reduction of costs attributable to a corporate restructuring announced at the end of fiscal 2001. The percentage decrease, as a percent of sales, consisted primarily of decreases in the following: (i) 0.6% in payroll expenses, (ii) 0.4% in advertising expenses, (iii) 0.2% in depreciation, and (iv) a net 0.4% in all other selling, general and administrative expenses.

Interest expense   Interest expense for the first quarter of fiscal 2002 decreased by $66,000 compared with the first quarter of the previous fiscal year.

Investment income   Investment income for the first quarter of fiscal 2002 decreased by $275,000 compared with the first quarter of the previous fiscal year principally as a result of a decrease in interest rates.

Income taxes   The provision for income taxes for the first quarter of fiscal 2002 was $3,343,000, for an effective tax rate of 37.5% of earnings before income taxes, compared with a benefit for income taxes of $1,043,000, for an effective tax rate of 37.5% of loss before income taxes, for the first quarter of the previous fiscal year.

Liquidity and Capital Resources

Financial position   The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility discussed below. At May 4, 2002, the Company’s working capital was $96,715,000 compared with $97,141,000 at May 5, 2001. At the end of the first quarter of fiscal 2002 compared with the first quarter of the previous fiscal year, (i) cash and cash equivalents increased by $12,863,000, (ii) inventories decreased by $38,735,000 as a result of a strategic initiative to lower overall inventory levels, (iii) net property and equipment decreased by $15,054,000 primarily from depreciation, and (iv) accounts payable decreased by $19,751,000. Trade payables, as a percent of inventories, were 59.2% at May 4, 2002 compared with 57.9% at May 5, 2001.

In May 2001, the Company entered into a five-year $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate.

At May 4, 2002 and May 5, 2001, the Company had (i) no cash borrowings under its credit agreements and (ii) letters of credit outstanding not yet reflected in accounts payables of $30,420,000 and $19,369,000, respectively. There were no cash borrowings at any time during the first quarter of fiscal 2002 or fiscal 2001. Letters of credit outstanding averaged $29,753,000 during the first quarter of fiscal 2002 compared with $33,286,000 during the first quarter of fiscal 2001, with the highest balance of $59,698,000 in April 2002 compared with $42,188,000 in April 2001.

Cash flows   Operating activities used cash of $6,986,000 in the first quarter of fiscal 2002 compared with $24,607,000 in the first quarter of the previous fiscal year. Cash used in operating activities during the first quarter of fiscal 2002 for seasonal inventory build-ups and new stores was $21,601,000 compared with $32,587,000 for the first quarter of the previous fiscal year. Accounts payable provided cash of $4,282,000 in the first quarter of fiscal 2002 compared with $9,239,000 for the first quarter of the previous fiscal year. Other assets and liabilities used cash of $5,381,000 in the first quarter of fiscal 2002 compared with $990,000 for the first quarter of the previous fiscal year. Depreciation and amortization amounted to $5,825,000 in the first quarter of fiscal 2002 compared with $5,984,000 for the first quarter of the previous fiscal year.

Cash flows from investing activities for the first quarter of fiscal 2002 reflected a net use of cash amounting to $1,051,000 compared with $5,089,000 for the first quarter of the previous fiscal year. Cash was used primarily to fund capital expenditures for new, remodeled stores and for other corporate purposes.

In fiscal 1999, the Company entered into a split-dollar life insurance agreement, whereby the Company agreed to pay the premiums for certain second-to-die policies insuring the lives of Mr. and Mrs. Robert M. Goodfriend, which policies are owned by a trust for the benefit of the Goodfriends’ children. The Company currently expects to pay premiums on such policies of $2.4 million in fiscal 2002, and in fiscal 2003 repay a $1.3 million loan taken against such policies in fiscal 2001. The Company has certain rights under this agreement, including the right to terminate these policies at any time prior to the occurrence of certain “restricting events.”

Outlook   The Company plans to open one new store, relocate or remodel three stores and close approximately six to eight stores during the remaining three quarters of fiscal 2002. Capital expenditures for the remainder of fiscal 2002 are estimated to be approximately $10,000,000, primarily related to store improvements, management information systems and general corporate purposes.

The Company’s primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with anticipated cash flows from operations, including credit terms from vendors and factors, and the borrowings available under the credit facility will be sufficient to meet the Company’s operating and capital expenditure requirements. However, an adverse outcome of the risks and uncertainties described in the Company’s 2001 Annual Report on Form 10-K under the caption “Certain Factors That May Affect Future Results” (such as the Company’s failure to continue to recognize increases in comparable store sales and to successfully execute its business plans and strategies, and the lack of availability under the credit facility) could have a material adverse effect on working capital or results of operations.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company has no material investments or risks in market risk sensitive instruments.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings - None

Item 2. — Changes in Securities and Use of Proceeds - None

Item 3. — Defaults Upon Senior Securities - None

Item 4. — Submission of Matters to a Vote of Security Holders - None

Item 5. — Other Information - None

Item 6. — Exhibits and Reports on Form 8-K

a) Exhibits -

15 — Accountants’ Awareness Letter

b) Reports on Form 8-K — None

GOODY’S FAMILY CLOTHING, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODY’S FAMILY CLOTHING, INC. (Registrant)

Date:	May 31, 2002	/s/ Robert M. Goodfriend

Robert M. Goodfriend Chairman of the Board and Chief Executive Officer

Date:	May 31, 2002	/s/ Lana Cain Krauter

Lana Cain Krauter President and Chief Merchandising Officer

Date:	May 31, 2002	/s/ Edward R. Carlin

Edward R. Carlin Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date:	May 31, 2002	/s/ David G. Peek

David G. Peek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)