Form 10-Q
period 2002-08-03
GOODYS FAMILY CLOTHING INC /TN
filed 2002-08-26
CIK 879123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	August 3, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number	0-19526

Goody’s Family Clothing, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-0793974

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Goody’s Lane, Knoxville, Tennessee	37922

(Address of principal executive offices)	(Zip Code)

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
Common Stock, no par value, 32,555,533 shares outstanding as of August 21, 2002.

Goody’s Family Clothing, Inc.
Index to Form 10-Q
August 3, 2002

Page
Part I — Financial Information:

Item 1 – Condensed Consolidated Financial Statements (Unaudited)

Consolidated Statements of Operations	3

Consolidated Balance Sheets	4

Consolidated Statements of Cash Flows	5

Notes to Condensed Consolidated Financial Statements	6 - 7

Independent Accountants’ Review Report	8

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 12

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	12

Part II — Other Information	13 - 14

Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. (a) Exhibits
Item 6. (b) Reports on Form 8-K

Signatures	15

PART 1 — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements

Goody’s Family Clothing, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen		Twenty-six
	Weeks Ended		Weeks Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Sales	$284,046	$286,858	$567,549	$550,120
Cost of sales and occupancy expenses	205,155	223,007	404,201	414,812

Gross profit	78,891	63,851	163,348	135,308
Selling, general and administrative expenses	77,026	81,619	152,672	156,170

Earnings (loss) from operations	1,865	(17,768)	10,676	(20,862)
Interest expense	4	37	5	104
Investment income	153	116	257	495

Earnings (loss) before income taxes	2,014	(17,689)	10,928	(20,471)
Provision (benefit) for income taxes	755	(6,634)	4,098	(7,677)

Net earnings (loss)	$1,259	$(11,055)	$6,830	$(12,794)

Earnings (loss) per common share:
Basic	$0.04	$(0.34)	$0.21	$(0.39)

Diluted	$0.04	$(0.34)	$0.21	$(0.39)

Weighted average common shares outstanding:
Basic	32,527	32,443	32,495	32,432

Diluted	33,398	32,443	33,235	32,432

See accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands)

	August 3,	February 2,	August 4,
	2002	2002	2001

	(Unaudited)		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$67,938	$53,806	$32,917
Inventories	210,422	179,971	234,458
Accounts receivable and other current assets	14,002	24,831	29,255

Total current assets	292,362	258,608	296,630
Property and equipment, net	119,078	128,041	137,251
Other assets	9,442	9,585	10,719

Total assets	$420,882	$396,234	$444,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$134,408	$115,063	$148,890
Accrued expenses	56,319	58,301	60,630

Total current liabilities	190,727	173,364	209,520
Other long-term liabilities	6,054	6,077	7,298
Deferred income taxes	13,714	14,077	18,293

Total liabilities	210,495	193,518	235,111

Commitments and Contingencies (Note 5)

Shareholders’ Equity
Preferred stock, par value $1.00 per share; Authorized - 2,000,000 shares; issued and outstanding — none
Class B Common stock, no par value; Authorized - 50,000,000 shares; issued and outstanding — none
Common stock, no par value;
Authorized - 50,000,000 shares;
Issued and outstanding – 32,555,533, 32,451,130 and 32,449,930 shares, respectively	22,245	21,720	21,714
Paid-in capital	10,510	10,194	9,576
Retained earnings	177,632	170,802	178,199

Total shareholders’ equity	210,387	202,716	209,489

Total liabilities and shareholders’ equity	$420,882	$396,234	$444,600

See accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Twenty-six Weeks Ended

	August 3,	August 4,
	2002	2001

Cash Flows from Operating Activities
Net earnings (loss)	$6,830	$(12,794)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,472	11,853
Net loss on asset disposals and write downs	793	74
Changes in assets and liabilities:
Inventories	(30,451)	(26,738)
Accounts payable	19,345	19,033
Income taxes	14,120	(11,422)
Other assets & liabilities	(5,306)	700

Cash provided by (used in) operating activities	16,803	(19,294)

Cash Flows from Investing Activities
Acquisitions of property and equipment	(3,212)	(10,683)
Proceeds from sale of property and equipment	15	9

Cash used in investing activities	(3,197)	(10,674)

Cash Flows from Financing Activities
Exercise of stock options	526	135

Cash provided by financing activities	526	135

Net increase (decrease) in cash and cash equivalents	14,132	(29,833)
Cash and cash equivalents, beginning of period	53,806	62,750

Cash and cash equivalents, end of period	$67,938	$32,917

Supplemental Disclosures:
Net income tax (refunds) payments	$(9,202)	$4,351
Interest payments	2	68

See accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
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

(2) Credit arrangements

In May 2001, the Company entered into a five-year $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. At August 3, 2002, the Company had no borrowings and $47,739,000 in letters of credit outstanding under the facility.

(3) Recent accounting pronouncements

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company adopted SFAS 144 on February 3, 2002; the adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS 146 will have a material impact on its consolidated financial position, results of operations or cash flows.

Goody’s Family Clothing, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements — continued
(Unaudited)

(4) Restructuring Accrual

The Company recorded a restructuring charge during the fourth quarter of fiscal 2001 of approximately $1,335,000 for a reduction in the Company’s work force at its corporate office and distribution centers, expected to be completed during 2002. The following is an analysis of the activity in this restructuring accrual through the second quarter of fiscal 2002:

	Severance and
	related payments	Professional fees	Total

Accrued balance at February 2, 2002	$480,000	$332,000	$812,000
Payments	(258,000)	(432,000)	(690,000)
Amounts (credited) charged to income	(151,000)	131,000	(20,000)

Accrued balance at May 4, 2002	71,000	31,000	102,000

Payments	(3,000)	(3,000)	(6,000)
Amounts credited to income	(25,000)	(28,000)	(53,000)

Accrued balance at August 3, 2002	$43,000	$—	$43,000

(5) Contingencies

In February 1999, a lawsuit was filed in the United States District Court for the Middle District of Georgia and was served on the Company and Robert M. Goodfriend, its Chairman and Chief Executive Officer, by 20 named plaintiffs, generally alleging that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures and by maintaining unequal terms and conditions of employment. The plaintiffs further allege that the Company maintained a racially hostile working environment. The plaintiffs’ claims are being brought under Title VII of the Civil Rights Act of 1964, as amended, and under the Civil Rights Act of 1866. The plaintiffs are seeking to have this action certified as a class action, but only as to the issue of promotions. By way of damages, the plaintiffs are seeking, among other things, injunctive relief (including restructuring of the Company’s selection and compensation procedures) as well as back pay, an award of attorneys’ fees and costs, and other monetary relief. The Company is disputing these claims and is continuing to defend these matters vigorously. The Company is unable to estimate the effect, if any, the above lawsuit may have on the Company’s financial position, results of operations or cash flows.

In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company has various insurance policies in place in the event of unfavorable outcomes from such proceedings. The insurance companies’ level of, and willingness to, support their coverage could vary depending upon the circumstances of each particular case. As such, there can be no assurance as to the level of support available from insurance policies. Management does not currently believe that the ultimate outcome of all such pending legal proceedings (other than the matter noted in the paragraph above), individually and in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(6) Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders
Goody’s Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying consolidated balance sheets of Goody’s Family Clothing, Inc. and Subsidiaries as of August 3, 2002 and August 4, 2001 and the related consolidated statements of operations and cash flows for the thirteen and twenty-six week periods then ended. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Goody’s Family Clothing, Inc. and Subsidiaries as of February 2, 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 2, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP
Atlanta, Georgia
August 20, 2002

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, business plans and estimates and involve material risks and uncertainties including, but not limited to: (i) the ability to resume historical levels of new store growth; (ii) increased competition, including the impact of competitor’s pricing and store expansion in markets in which the Company operates; (iii) the ability to reverse negative comparable store sales trends; (iv) the effectiveness of new and existing advertising and promotional events; (v) weather conditions; (vi) customer demand and trends in the apparel and retail industry and the acceptance of merchandise acquired for sale by the Company; (vii) the ability to avoid excessive markdowns; (viii) the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand; (ix) individual store performance, including new stores; (x) the ability to successfully execute its business plans and strategies; (xi) compliance with loan covenants and the availability of sufficient eligible collateral for borrowing; (xii) the continued availability of adequate credit support from vendors and factors; (xiii) unanticipated needs for additional capital expenditures; (xiv) trends affecting the Company’s financial condition or results of operations; (xv) the outcome of pending trademark and other litigation; (xvi) employee relations; (xvii) the general economic conditions within the Company’s markets and an improvement in the overall retail environment; and (xviii) global political unrest. Any “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company’s financial results may be found in the Company’s public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Securities and Exchange Commission’s web site, http://www.sec.gov.

Results of Operations

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

	Thirteen		Twenty-six
	Weeks Ended		Weeks Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expenses	72.2	77.7	71.2	75.4

Gross profit	27.8	22.3	28.8	24.6
Selling, general and administrative expenses	27.1	28.5	26.9	28.4

Earnings (loss) from operations	0.7	(6.2)	1.9	(3.8)
Interest expense	—	—	—	—
Investment income	—	—	—	0.1

Earnings (loss) before income taxes	0.7	(6.2)	1.9	(3.7)
Provision (benefit) for income taxes	0.3	(2.3)	0.7	(1.4)

Net earnings (loss)	0.4%	(3.9)%	1.2%	(2.3)%

Thirteen Weeks Ended August 3, 2002 Compared with Thirteen Weeks Ended August 4, 2001

Overview During the second quarter of fiscal 2002, the Company opened one new store, relocated or remodeled two stores and closed three stores, bringing the total number of stores in operation at August 3, 2002 to 330, compared with 326 at August 4, 2001. During the corresponding period of the previous fiscal year, the Company opened nine new stores, relocated or remodeled five stores and closed one store. Net earnings for the second quarter of fiscal 2002 were $1,259,000 or 0.4% of sales, compared with net loss of $11,055,000, or (3.9%) of sales, for the second quarter of fiscal 2001.

Sales Sales for the second quarter of fiscal 2002 were $284,046,000, a 1.0% decrease from the $286,858,000 in sales for the second quarter of fiscal 2001. This decrease of $2,812,000 consisted of a $8,656,000 decrease in comparable store sales offset by a $5,844,000 increase in additional sales from new and transition stores. Comparable store sales for the second quarter of fiscal 2002 decreased 3.1% compared with the corresponding period of the previous fiscal year. The Company believes that the decline in its comparable store sales was due in part to the following: (i) the cool weather at the beginning of the quarter that negatively effected sales, (ii) inventory levels that were lower than plan throughout the quarter and with the corresponding period of the previous fiscal year, allowing the Company to reduce the level of promotional pricing throughout the quarter (particularly during the month of July) as compared to last year, offset by (iii) a very positive impact on sales for the month of July 2002 from the sales tax holidays in five states within the Company’s markets during the last two days of fiscal July 2002.

Gross profit Gross profit for the second quarter of fiscal 2002 was $78,891,000, or 27.8% of sales, a $15,040,000 increase from the $63,851,000 in gross profit, or 22.3% of sales, generated for the second quarter of fiscal 2001. The 5.5% increase in gross profit as a percent of sales in the second quarter of fiscal 2002 compared with the second quarter of fiscal 2001 resulted from (i) a 5.9% increase in margins from merchandise sales resulting from the Company’s efforts to be less promotionally priced during the quarter, as noted above, partially offset by (ii) a 0.4% increase in occupancy costs which were not leveraged due to a shortfall in comparable store sales and higher occupancy costs for new and relocated stores. The Company was able to maintain higher margins, particularly on end of season product, when compared to last year because of tight controls on inventory levels.

Selling, general and administrative expenses Selling, general and administrative expenses for the second quarter of fiscal 2002 were $77,026,000, or 27.1% of sales, a decrease of $4,593,000 from $81,619,000, or 28.5% of sales, for the second quarter of fiscal 2001. Selling, general and administrative expenses decreased by 1.4%, as a percent of sales, for the second quarter of fiscal 2002 compared with the second quarter of fiscal 2001 and is comprised of a 0.9% decrease in payroll expenses and a 0.5% net decrease in all other selling, general and administrative expenses. The decrease in payroll expenses was largely a product of the Company’s restructuring efforts that commenced in the first quarter of fiscal 2002.

Interest expense Interest expense for the second quarter of fiscal 2002 decreased by $33,000 compared with the second quarter of fiscal 2001. The Company had no borrowings under its credit facility during the first half of fiscal 2002 or fiscal 2001.

Investment income Investment income for the second quarter of fiscal 2002 increased by $37,000 compared with the second quarter of fiscal 2001 primarily as a result of an increase in invested funds.

Income taxes The provision for income taxes for the second quarter of fiscal 2002 was $755,000, for an effective tax rate of 37.5% of earnings before income taxes, compared with a benefit for income taxes of $6,634,000, for an effective tax rate of 37.5% of loss before income taxes, for the second quarter of fiscal 2001.

Twenty-Six Weeks Ended August 3, 2002 Compared with Twenty-Six Weeks Ended August 4, 2001

Overview During the twenty-six weeks ended August 3, 2002, the Company opened two new stores, relocated or remodeled three stores and closed four stores, bringing the total number of stores in operation at August 3, 2002 to 330, compared with 326 at August 4, 2001. During the corresponding period of the previous fiscal year, the Company opened 10 new stores, relocated or remodeled 8 stores and closed 1 store. Net earnings for the twenty-six weeks ended August 3, 2002 were $6,830,000, or 1.2% as a percent of sales, compared with net loss of $12,794,000, or (2.3%) as a percent of sales, for the twenty-six weeks ended August 4, 2001.

Sales Sales for the twenty-six weeks ended August 3, 2002 were $567,549,000, a 3.2% increase from the $550,120,000 in sales for the corresponding period of the previous fiscal year. This increase of $17,429,000 consisted of an increase of $19,671,000 in additional sales from new and transition stores offset by a $2,242,000 decrease in comparable store sales.

Comparable store sales for the twenty-six weeks ended August 3, 2002 decreased 0.4% compared with the corresponding period of the previous fiscal year. The Company believes that the net decrease in its comparable store sales was due in part to the following: (i) the cool weather at the beginning of the second quarter that negatively affected sales and (ii) inventory levels that were lower than planned and lower than the corresponding period of the previous fiscal year, allowing the Company to reduce the level of promotional pricing throughout the quarter (particularly during the month of July) when compared to last year, offset by (iii) strong first quarter sales resulting from early warm weather conditions, (iv) customer acceptance of the Company’s merchandise offerings, and (v) a very positive impact on sales for the month of July 2002 from the sales tax holidays in five states within the Company’s markets during the last two days of fiscal July 2002.

Gross profit Gross profit for the twenty-six weeks ended August 3, 2002 was $163,348,000, or 28.8% of sales, a $28,040,000 increase from the $135,308,000 in gross profit, or 24.6% of sales, generated for the corresponding period of the previous fiscal year. The 4.2% increase in gross profit as a percent of sales for the twenty-six weeks ended August 3, 2002 compared with the twenty-six weeks ended August 4, 2001 resulted from (i) a 4.5% increase in margins from merchandise sales resulting from customer acceptance of the Company’s merchandise offerings, combined with efforts to be less promotionally priced made possible by tight controls of inventory levels, partially offset by (ii) a 0.3% increase in occupancy costs which were not leveraged due to a shortfall in comparable store sales and higher occupancy costs for new and relocated stores. The Company, on average, operated on approximately 18.5% less inventory per square foot when compared to the same period last year.

Selling, general and administrative expenses Selling, general and administrative expenses for the twenty-six weeks ended August 3, 2002 were $152,672,000, or 26.9% of sales, a decrease of $3,498,000 from $156,170,000, or 28.4% of sales, for the corresponding period of the previous fiscal year. Selling, general and administrative expenses decreased by 1.5%, as a percent of sales, for the twenty-six weeks ended August 3, 2002 compared with the corresponding period of the previous fiscal year and is comprised of (i) a 0.8% decrease in payroll expenses, (ii) a 0.3% decrease in advertising expenses, and (iii) a 0.4% net decrease in all other selling, general and administrative expenses. The decrease in payroll expenses was a product of the Company’s restructuring efforts that commenced in the first quarter of fiscal 2002.

Interest expense Interest expense for the twenty-six weeks ended August 3, 2002 decreased by $99,000 compared with the corresponding period of the previous fiscal year. The Company had no borrowings under its credit facility during the first half of fiscal 2002 or fiscal 2001.

Investment income Investment income for the twenty-six weeks ended August 3, 2002 decreased by $238,000 compared with the corresponding period of the previous fiscal year principally as a result of a decrease in interest rates.

Income taxes The provision for income taxes for the twenty-six weeks ended August 3, 2002 was $4,098,000, for an effective tax rate of 37.5% of earnings before income taxes, compared with a benefit for income taxes of $7,677,000, for an effective tax rate of 37.5% of loss before income taxes, for the corresponding period of the previous fiscal year.

Liquidity and Capital Resources

Financial position The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility discussed below. At August 3, 2002, the Company’s working capital was $101,635,000 compared with $87,110,000 at August 4, 2001. At August 3, 2002 compared with August 4, 2001, (i) cash and cash equivalents increased by $35,021,000, (ii) net property and equipment decreased by $18,173,000, (iii) inventories decreased by $24,036,000 and (iv) accounts payable decreased by $14,482,000.

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

At August 3, 2002 and August 4, 2001, the Company had (i) no cash borrowings under the credit facility and (ii) letters of credit outstanding not yet reflected in accounts payables of $29,845,000 and $26,903,000, respectively. There were no cash borrowings at any time during the twenty-six weeks ended August 3, 2002 and August 4, 2001. Letters of credit outstanding averaged $37,035,000 during the twenty-six weeks ended August 3, 2002 compared with $36,248,000 during the twenty-six weeks ended August 4, 2001. The highest balance of letters of credit outstanding during the twenty-six weeks ended August 3, 2002 was $59,698,000 in April 2002 compared with $49,169,000 in June 2001 during the twenty-six weeks ended August 4, 2001.

Cash Flows Operating activities provided cash of $16,803,000 for the twenty-six weeks ended August 3, 2002 compared with cash used of $19,294,000 in the corresponding period of the previous fiscal year. Cash used for increases in inventory during the twenty-six weeks ended August 3, 2002 and August 4, 2001 was $30,451,000 and $26,739,000, respectively. An increase in accounts payable provided cash of $19,345,000 and $19,034,000 in the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively. Changes in other assets and liabilities used cash of $5,306,000 in the twenty-six weeks ended August 3, 2002 compared with cash provided of $700,000 in the corresponding period of the previous fiscal year. Depreciation and amortization expenses were $11,472,000 and $11,853,000 for the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively. During the second quarter of fiscal 2002, the Company received a refund of approximately $14,000,000 related to net operating loss carrybacks from fiscal 2001.

Cash flows from investing activities reflected a $3,197,000 and $10,674,000 net use of cash for the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores and for other corporate purposes.

Cash provided by financing activities was $526,000 and $135,000 for the twenty-six weeks ended August 3, 2002 and August 4, 2001, respectively, from the issuance of common stock resulting from the exercise of stock options.

In fiscal 1999, the Company entered into a split-dollar life insurance agreement, whereby the Company agreed to pay the premiums for certain second-to-die policies insuring the lives of Mr. and Mrs. Robert M. Goodfriend, which policies are owned by a trust for the benefit of the Goodfriends’ children. The Company had planned to pay premiums on such policies of $2.4 million in fiscal 2002, and repay in fiscal 2003 a $1.3 million loan that had been taken against such policies in fiscal 2001. However, the Company currently intends to postpone premium payments on these split-dollar policies pending clarification of certain ambiguities in the Sarbanes-Oxley Act of 2002. The Company has certain rights under this agreement, including the right to terminate these policies at any time prior to the occurrence of certain “restricting events.”

Outlook The Company plans to relocate or remodel four stores and close up to five stores during the remaining two quarters of fiscal 2002. Capital expenditures for the remainder of fiscal 2002 are expected to be approximately $8,000,000, primarily related to store improvements, management information systems and general corporate purposes.

The Company’s primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with anticipated cash flows from operations, including credit terms from vendors and factors, and the borrowings available under the credit facility will be sufficient to meet the Company’s operating and capital expenditure requirements. However, an adverse outcome of the risks and uncertainties described in the Company’s 2001 Annual Report on Form 10-K under the caption “Certain Factors That May Affect Future Results” (such as the Company’s failure to recognize increases in comparable store sales and to successfully execute its business plans and strategies, and the lack of availability under the credit facility) could have a material adverse effect on working capital or results of operations.

The Company had previously announced that its business plan called for comparable store sales to increase approximately 5.0% for the current fiscal year, with a greater part of the increase coming in the second half of the year. Though the Company continues to plan a comparable store sales increase for the second half and for the full fiscal year, it now believes comparable store sales for the full fiscal year will be less than 5.0%. In addition, with lower comparable store sales, the Company now expects that its selling, general and administrative expense rate for fiscal 2002 will decrease from the fiscal 2001 rate by approximately 100 basis points, rather than the 150 basis points previously announced.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company has no material investments or risks in market risk sensitive instruments.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings - None

Item 2. — Changes in Securities and Use of Proceeds - None

Item 3. — Defaults Upon Senior Securities - None

Item 4. — Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders (the “Meeting”) on June 19, 2002 at which the following items were submitted to a vote of shareholders:

1.	To elect two directors to serve for terms of three years;

2.	To consider, approve and adopt the Goody’s Family Clothing, Inc. Short Term Incentive Plan;

3.	To consider, approve and adopt amendments to the Goody’s Family Clothing, Inc. Amended and Restated Discounted Stock Option Plan for Directors that would extend the term of the plan to July 7, 2013 and increase the number of shares of Common Stock reserved for issuance under the plan from an aggregate of 300,000 shares to an aggregate of 500,000 shares of Common Stock; and

4.	To consider, approve and adopt amendments to the Goody’s Family Clothing, Inc. Amended and Restated 1997 Stock Option Plan that would, among other things, (i) increase the number of shares of Common Stock reserved for issuance under the plan from an aggregate of 2,000,000 shares to an aggregate of 3,500,000 shares of Common Stock, (ii) increase the maximum number of shares of Common Stock subject to options which may be granted to an optionee from 200,000 shares to 500,000 shares of Common Stock in any fiscal year of the Company and provide that such restriction only applies to Performance Options (as defined in the plan); and (iii) provide for certain technical amendments.

At the Meeting, the following persons were elected as directors of the Company for three-year terms expiring at the 2005 Annual Meeting of Shareholders:

Irwin L. Lowenstein — 29,491,058 shares of common stock were voted in favor of his election; 1,986,372 shares of common stock were withheld and 1,003,800 shares of common stock were not voted. There were no abstentions or broker non-votes.

Cheryl L. Turnbull — 29,491,170 shares of common stock were voted in favor of her election; 1,986,260 shares of common stock were withheld and 1,003,800 shares of common stock were not voted. There were no abstentions or broker non-votes.

The other directors of the Company are Samuel J. Furrow, whose term expires at the 2003 Annual Meeting of Shareholders, and Robert M. Goodfriend and Robert F. Koppel, whose terms expire at the 2004 Annual Meeting of Shareholders.

At the Meeting, the Goody’s Family Clothing, Inc. Short Term Incentive Plan was approved with 30,289,368 shares of common stock voting in favor, 411,529 shares of common stock voting against, 776,533 shares of common stock abstaining, and 1,003,800 shares of common stock not voting. There were no broker non-votes.

At the Meeting, the Amendments to the Goody’s Family Clothing, Inc. Amended and Restated Discounted Stock Option Plan for Directors were approved with 22,192,335 shares of common stock voting in favor, 3,842,440 shares of common stock voting against, 784,590 shares of common stock abstaining, 4,658,065 shares of common stock being broker non-votes, and 1,003,800 shares of common stock not voting.

At the Meeting, the Amendments to the Goody’s Family Clothing, Inc. Amended and Restated 1997 Stock Option Plan were approved with 22,952,832 shares of common stock voting in favor, 3,080,028 shares of common stock voting against, 786,510 shares of common stock abstaining, 4,658,060 shares of common stock being broker non-votes, and 1,003,800 shares of common stock not voting.

Item 5. — Other Information - None

Item 6. — Exhibits and Reports on Form 8-K

a)	Exhibits -

15	Accountants’ Awareness Letter
10.92	Severance Agreement between the Registrant and William S. Kegley, Jr. dated June 19, 2002
10.93	Dedicated Service Agreement between the Registrant and Landair Transport, Inc. dated April 22, 2002.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K:

None

GOODY’S FAMILY CLOTHING, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODY’S FAMILY CLOTHING, INC. (Registrant)

Date:	August 23, 2002	/s/ Robert M. Goodfriend

Robert M. Goodfriend
Chairman of the Board and Chief Executive Officer

Date:	August 23, 2002	/s/ Lana Cain Krauter

Lana Cain Krauter
President and Chief Merchandising Officer

Date:	August 23, 2002	/s/ Edward R. Carlin

Edward R. Carlin
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

Date:	August 23, 2002	/s/ David G. Peek

David G. Peek
Senior Vice President and Chief
Accounting Officer
(Principal Accounting Officer)