Form 10-Q
period 2002-11-02
GOODYS FAMILY CLOTHING INC /TN
filed 2002-11-22
CIK 879123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             November 2, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

Commission file number         0-19526

Goody’s Family Clothing, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-0793974

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Goody’s Lane Knoxville, Tennessee	37922

(Address of principal executive offices)	(Zip Code)

(865) 966-2000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value, 32,555,533 shares outstanding as of November 18, 2002.

Goody’s Family Clothing, Inc.
Index to Form 10-Q
November 2, 2002

Part I — Financial Information:
Item 1 – Condensed Consolidated Financial Statements (Unaudited)
Consolidated Statements of Operations	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6 - 7
Independent Accountants’ Review Report	8
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 12
Item 3 – Quantitative and Qualitative Disclosures about Market Risk	12
Item 4 – Controls and Procedures	13
Part II — Other Information	14
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. (a) Exhibits
Item 6. (b) Reports on Form 8-K
Signatures	15

PART 1 — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements

Goody’s Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen		Thirty-nine
	Weeks Ended		Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

Sales	$268,324	$279,324	$835,873	$829,443
Cost of sales and occupancy expenses	190,660	195,996	594,860	610,807

Gross profit	77,664	83,328	241,013	218,636
Selling, general and administrative expenses	82,836	82,779	235,509	238,948

(Loss) earnings from operations	(5,172)	549	5,504	(20,312)
Interest expense	4	134	10	238
Investment income	150	27	408	523

(Loss) earnings before income taxes	(5,026)	442	5,902	(20,027)
(Benefit) provision for income taxes	(1,885)	166	2,213	(7,510)

Net (loss) earnings	$(3,141)	$276	$3,689	$(12,517)

(Loss) earnings per common share
Basic
Basic net (loss) earnings per share	$(0.10)	$0.01	$0.11	$(0.39)

Diluted
Diluted net (loss) earnings per share	$(0.10)	$0.01	$0.11	$(0.39)

Weighted average common shares outstanding
Basic	32,556	32,450	32,515	32,438

Diluted	32,556	32,501	33,122	32,438

See accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	November 2,	February 2,	November 3,
	2002	2002	2001

	(Unaudited)		(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$25,088	$53,806	$26,625
Inventories	261,937	179,971	282,445
Accounts receivable and other current assets	17,269	24,831	28,506

Total current assets	304,294	258,608	337,576
Property and equipment, net	116,355	128,041	134,706
Other assets	9,525	9,585	10,509

Total assets	$430,174	$396,234	$482,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$133,356	$115,063	$157,495
Accrued expenses	66,751	58,301	60,486
Borrowings under credit facility	—	—	30,000

Total current liabilities	200,107	173,364	247,981
Other long-term liabilities	6,240	6,077	7,174
Deferred income taxes	16,581	14,077	17,865

Total liabilities	222,928	193,518	273,020

Commitments and Contingencies (Note 5)

Shareholders’ Equity
Preferred stock, par value $1.00 per share;
Authorized - 2,000,000 shares; issued and outstanding — none
Class B Common stock, no par value;
Authorized - 50,000,000 shares; issued and outstanding — none
Common stock, no par value;
Authorized - 50,000,000 shares;
Issued and outstanding – 32,555,533, 32,451,130 and 32,451,130 shares, respectively	22,245	21,720	21,719
Paid-in capital	10,510	10,194	9,576
Retained earnings	174,491	170,802	178,476

Total shareholders’ equity	207,246	202,716	209,771

Total liabilities and shareholders’ equity	$430,174	$396,234	$482,791

See accompanying Notes to Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirty-nine Weeks Ended

	November 2,	November 3,
	2002	2001

Cash Flows from Operating Activities
Net earnings (loss)	$3,689	$(12,517)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	17,105	17,742
Net loss on asset disposals and write downs	527	85
Changes in assets and liabilities:
Inventories	(81,966)	(74,725)
Accounts payable	18,293	27,638
Income taxes	14,930	(6,097)
Other assets and liabilities	3,965	(4,363)

Cash used in operating activities	(23,457)	(52,237)

Cash Flows from Investing Activities
Acquisitions of property and equipment	(6,146)	(14,049)
Proceeds from sale of property and equipment	359	20

Cash used in investing activities	(5,787)	(14,029)

Cash Flows from Financing Activities
Net borrowings under credit facility	—	30,000
Proceeds from exercise of stock options	526	141

Cash provided by financing activities	526	30,141

Cash and cash equivalents:
Net decrease in cash and cash equivalents	(28,718)	(36,125)
Cash and cash equivalents, beginning of period	53,806	62,750

Cash and cash equivalents, end of period	$25,088	$26,625

Supplemental Disclosures:
Net income tax (refunds) payments	$(11,674)	$1,204
Interest payments	5	102

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

(2)  Credit arrangements

In May 2001, the Company entered into a five-year $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. At November 2, 2002, the Company had no borrowings and $39,454,000 in letters of credit outstanding under the facility.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit or disposal plan. SFAS 146 will apply to the Company beginning January 1, 2003.

Goody’s Family Clothing, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited) — continued

(4)  Restructuring Accrual

The Company recorded a restructuring charge during the fourth quarter of fiscal 2001 of approximately $1,335,000 for a reduction in the Company’s work force at its corporate office and distribution centers, expected to be completed during fiscal 2002. The following is an analysis of the activity in this restructuring accrual from the beginning of fiscal 2002 through the third quarter of fiscal 2002:

	Severance and
	related payments	Professional fees	Total

Accrued balance at February 2, 2002	$480,000	$332,000	$812,000
Payments	(258,000)	(432,000)	(690,000)
Amounts (credited) charged to income	(151,000)	131,000	(20,000)

Accrued balance at May 4, 2002	71,000	31,000	102,000

Payments	(3,000)	(3,000)	(6,000)
Amounts credited to income	(25,000)	(28,000)	(53,000)

Accrued balance at August 3, 2002	$43,000	$—	$43,000

Payments	(9,000)	—	(9,000)

Accrued balance at November 2, 2002	$34,000	$—	$34,000

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

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders
Goody’s Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying condensed consolidated balance sheets of Goody’s Family Clothing, Inc. and subsidiaries as of November 2, 2002 and November 3, 2001 and the related condensed consolidated statements of operations and cash flows for the thirteen and thirty-nine week periods then ended. These financial statements are the responsibility of the Company’s management.

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
November 19, 2002

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, business plans and estimates and involve material risks and uncertainties including, but not limited to: (i) the Company’s ability to resume historical levels of new store growth; (ii) competition, including the impact of competitor’s pricing and store expansion in markets in which the Company operates; (iii) the Company’s ability to reverse negative comparable store sales trends; (iv) the effectiveness of new and existing advertising and promotional events by the Company; (v) weather conditions; (vi) customer demand and trends in the apparel and retail industry and the acceptance of merchandise acquired for sale by the Company; (vii) the Company’s ability to avoid excessive markdowns; (viii) the timely availability to the Company of branded and private label merchandise in sufficient quantities to satisfy customer demand; (ix) individual store performance, including new stores; (x) the Company’s ability to successfully execute its business plans and strategies; (xi) the Company’s compliance with loan covenants and the availability of sufficient eligible collateral for borrowing; (xii) the continued availability to the Company of adequate credit support from vendors and factors; (xiii) unanticipated needs of the Company for additional capital expenditures; (xiv) trends affecting the Company’s financial condition or results of operations; (xv) the outcome of pending trademark and other litigation involving the Company; (xvi) employee relations; (xvii) the general economic conditions within the Company’s markets and an improvement in the overall retail environment; and (xviii) global political unrest. Any “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company’s financial results may be found in the Company’s public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Company’s web site, http://www.goodysonline.com/investor.asp, then select “SEC Filings.”

Results of Operations

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

	Thirteen		Thirty-nine
	Weeks Ended		Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expenses	71.0	70.2	71.2	73.6

Gross profit	29.0	29.8	28.8	26.4
Selling, general and administrative expenses	30.9	29.6	28.2	28.8

(Loss) earnings from operations	(1.9)	0.2	0.6	(2.4)
Interest expense	—	—	—	—
Investment income	—	—	0.1	—

(Loss) earnings before income taxes	(1.9)	0.2	0.7	(2.4)
(Benefit) provision for income taxes	(0.7)	0.1	0.3	(0.9)

Net (loss) earnings	(1.2)%	0.1%	0.4%	(1.5)%

Thirteen Weeks Ended November 2, 2002 Compared with Thirteen Weeks Ended November 3, 2001

Overview During the third quarter of fiscal 2002, the Company remodeled three stores and closed two stores, reducing the total number of stores in operation at November 2, 2002 to 328, compared with 332 at November 3, 2001. During the corresponding period of the previous fiscal year, the Company opened eight new stores, relocated four stores and closed two stores. The net loss for the third quarter of fiscal 2002 was $3,141,000 or (1.2%) of sales, compared with net earnings of $276,000, or 0.1% of sales, for the third quarter of fiscal 2001.

Sales  Sales for the third quarter of fiscal 2002 were $268,324,000, a 3.9% decrease from the $279,324,000 in sales for the third quarter of fiscal 2001. This decrease of $11,000,000 consisted primarily of a 3.9% decrease in comparable store sales. The Company believes sales were negatively impacted during the first two months of the fiscal third quarter of 2002 by a difficult retail environment, general economic uncertainty, and particularly during September, unseasonable warm weather conditions. Sales improved for the third month of the fiscal third quarter of 2002 due, in part, to cooler, more seasonal weather patterns in the Company’s markets.

Gross profit  Gross profit for the third quarter of fiscal 2002 was $77,664,000, or 29.0% of sales, a $5,664,000 decrease from the $83,328,000 in gross profit, or 29.8% of sales, generated for the third quarter of fiscal 2001. The decrease in gross profit of 0.8%, as a percent of sales, for the third quarter ended November 2, 2002 compared with the third quarter ended November 3, 2001 resulted from (i) a 0.5% decrease in merchandise margins reflecting increased promotional pricing activity during the quarter, and (ii) a 0.3% increase in occupancy costs which were not leveraged due to a shortfall in sales.

Selling, general and administrative expenses  Selling, general and administrative expenses for the third quarter of fiscal 2002 were $82,836,000, or 30.9% of sales, an increase of $57,000 from $82,779,000, or 29.6% of sales, for the third quarter of fiscal 2001. The 1.3% increase in selling, general and administrative expenses, as a percent of sales, for the third quarter of fiscal 2002 compared with the third quarter of fiscal 2001 was due primarily to the loss of leverage from the decline in sales as noted above and is comprised of (i) a 1.6% increase in advertising and promotional expenses and (ii) a 0.1% net increase in other selling, general and administrative expenses, offset by a 0.4% decrease in payroll expenses. Included in selling, general and administrative expenses for the third quarter of fiscal 2002 is approximately $1,200,000 of expenses related to the Company’s severance agreement with its former President and Chief Merchandising Officer. In addition, the Company incurred approximately $530,000 of expenses during the third quarter of fiscal 2002 related to a potential acquisition of the Company. On November 1, 2002, the Company announced that the negotiations regarding this acquisition had ended.

Interest expense  Interest expense for the third quarter of fiscal 2002 was $4,000, compared with $134,000 for the third quarter of fiscal 2001. The decrease reflected the absence of borrowings under the credit facility during the third quarter of fiscal 2002.

Investment income  Investment income for the third quarter of fiscal 2002 was $150,000, compared with $27,000 for the third quarter of fiscal 2001. The increase was a result of higher levels of invested funds during the third quarter of fiscal 2002.

Income taxes  The benefit for income taxes for the third quarter of fiscal 2002 was $1,885,000, for an effective tax rate of 37.5% of loss before income taxes, compared with a provision for income taxes of $166,000, for an effective tax rate of 37.6% of earnings before income taxes, for the third quarter of fiscal 2001.

Thirty-nine Weeks Ended November 2, 2002 Compared with Thirty-nine Weeks Ended November 3, 2001

Overview  During the thirty-nine weeks ended November 2, 2002, the Company opened two new stores, relocated or remodeled six stores and closed six stores, reducing the total number of stores in operation at November 2, 2002 to 328, compared with 332 at November 3, 2001. During the corresponding period of the previous fiscal year, the Company opened 18 new stores, relocated or remodeled 12 stores and closed 3 stores. Net earnings for the thirty-nine weeks ended November 2, 2002 were $3,689,000, or 0.4% as a percent of sales, compared with a net loss of $12,517,000, or (1.5%) as a percent of sales, for the thirty-nine weeks ended November 3, 2001.

Sales  Sales for the thirty-nine weeks ended November 2, 2002 were $835,873,000, an 0.8% increase from the $829,443,000 in sales for the corresponding period of the previous fiscal year. This increase of $6,430,000 consisted of additional sales from new and transition stores that was partially offset by a 1.6% decrease in comparable store sales. The Company experienced a total sales increase of 7.7% in the first fiscal quarter of 2002. Total sales decreased 1.0% and 3.9% during the second and third fiscal quarters of 2002, respectively. The Company believes sales were negatively impacted during the second and third quarters of fiscal 2002 due to a difficult retail environment and general economic uncertainty.

Gross profit  Gross profit for the thirty-nine weeks ended November 2, 2002 was $241,013,000, or 28.8% of sales, a $22,377,000 increase from the $218,636,000 in gross profit, or 26.4% of sales, generated for the corresponding period of the previous fiscal year. The 2.4% increase in gross profit, as a percent of sales, for the thirty-nine weeks ended November 2, 2002 compared with the thirty-nine weeks ended November 3, 2001 resulted from (i) a 2.7% increase in merchandise margins resulting primarily from less promotional pricing during the first twenty-six weeks of the fiscal year due to lower inventory levels, offset by (ii) a 0.3% increase in occupancy costs which were not leveraged due to a shortfall in sales.

Selling, general and administrative expenses  Selling, general and administrative expenses for the thirty-nine weeks ended November 2, 2002 were $235,509,000, or 28.2% of sales, a decrease of $3,439,000 from $238,948,000, or 28.8% of sales, for the corresponding period of the previous fiscal year. The 0.6% decrease in selling, general and administrative expenses, as a percent of sales, for the thirty-nine weeks ended November 2, 2002 compared with the thirty-nine weeks ended November 3, 2001 was primarily due to a reduction in the Company’s work force at its corporate office and distribution centers and is comprised of (i) a 0.6% decrease in stores and corporate payroll expenses, (ii) a net 0.3% decrease in all other selling, general and administrative expenses, offset by (iii) a 0.3% increase in advertising and promotional expenses.

Interest expense  Interest expense for the thirty-nine weeks ended November 2, 2002 was $10,000, a decrease of $228,000 compared with the corresponding period of the previous fiscal year. This decrease reflected the absence of borrowings under the credit facility for the thirty-nine weeks ended November 2, 2002.

Investment income  Investment income for the thirty-nine weeks ended November 2, 2002 was $408,000, a decrease of $115,000 compared with the corresponding period of the previous fiscal year, primarily as a result of an increase in invested funds that was offset by a decrease in interest rates during the period.

Income taxes  The provision for income taxes for the thirty-nine weeks ended November 2, 2002 was $2,213,000 for an effective tax rate of 37.5% of earnings before income taxes, compared with a benefit of ($7,510,000), for an effective tax rate of 37.5% of loss before income taxes, for the corresponding period of the previous fiscal year.

Liquidity and Capital Resources

Financial position  The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility as discussed below. At November 2, 2002, the Company’s working capital was $104,187,000 compared with $89,595,000 at November 3, 2001. Additionally, inventories at November 2, 2002 were 7.3% lower than inventories at November 3, 2001, and on a per square foot basis, were 5.8% lower when compared to November 3, 2001. Trade payables, as a percent of inventories, were 50.9% at November 2, 2002 compared with 55.8% at November 3, 2001.

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

At November 2, 2002, the Company had no cash borrowings and $39,454,000 outstanding for letters of credit under the credit facility compared with $30,000,000 in cash borrowings and $33,931,000 outstanding for letters of credit at November 3, 2001. During the thirty-nine weeks ended November 2, 2002, there were no cash borrowings at any time compared with an average of $3,758,000 in borrowings (with the highest balance of $32,500,000 in October 2001) for the corresponding period of the previous fiscal year. Letters of credit outstanding averaged $38,214,000 during the thirty-nine weeks ended November 2, 2002 compared with $36,676,000 during the thirty-nine weeks ended November 3, 2001. The highest balance of letters of credit outstanding during the thirty-nine weeks ended November 2, 2002 was $59,698,000 (in April 2002) compared with $49,169,000 (in June 2001) during the thirty-nine weeks ended November 3, 2001. For the periods ended November 2, 2002 and November 3, 2001, the highest balance of direct borrowings and letters of credit, on a combined basis, was $59,698,000 (in April 2002) compared with $63,931,000 (in October 2001), respectively.

Cash Flows  Cash used in operating activities for the thirty-nine weeks ended November 2, 2002 was $23,457,000 compared with $52,237,000 for the corresponding period of the previous fiscal year. Cash used for increases in inventory during the thirty-nine weeks ended November 2, 2002 and November 3, 2001 was $81,966,000 and $74,725,000, respectively. Accounts payable provided cash of $18,293,000 and $27,638,000 in the thirty-nine weeks ended November 2, 2002 and November 3, 2001, respectively. Other assets and liabilities provided cash of $3,965,000 in the thirty-nine weeks ended November 2, 2002, while in the corresponding period of the previous fiscal year, $4,363,000 in cash was used in other assets and liabilities. Depreciation and amortization expenses were $17,105,000 and $17,742,000 for the thirty-nine weeks ended November 2, 2002 and November 3, 2001, respectively. During the second quarter of fiscal 2002, the Company received tax refunds of approximately $16,500,000 related to net operating loss carrybacks from fiscal 2001.

Cash flows from investing activities reflected a $5,787,000 and $14,029,000 net use of cash for the thirty-nine weeks ended November 2, 2002 and November 3, 2001, respectively. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores and for other corporate purposes.

Cash provided by financing activities was $526,000 and $30,141,000 for the thirty-nine weeks ended November 2, 2002 and November 3, 2001, respectively. The Company had no cash borrowings under the its credit facility during the thirty-nine weeks ended November 2, 2002, compared with $30,000,000 outstanding under the credit facility at November 3, 2001. During the thirty-nine weeks ended November 2, 2002, the Company realized $526,000 from the issuance of common stock resulting from the exercise of stock options, compared with $141,000 during the corresponding period of the previous year.

In June 1999, the Board of Directors authorized the Company to purchase up to $20,000,000 of its Common Stock. Through November 2, 2002, the Company had purchased 1,118,300 shares of its common stock for an aggregate of $7,400,000 since the plan’s inception. The Company made no purchases during fiscal 2001 or during the thirty-nine weeks ended November 2, 2002.

In fiscal 1999, the Company entered into a split-dollar life insurance agreement, whereby the Company agreed to pay the premiums for certain second-to-die policies insuring the lives of Mr. and Mrs. Robert M. Goodfriend, which policies are owned by a trust for the benefit of the Goodfriends’ children. The Company had planned to pay premiums on such policies of $2.4 million in fiscal 2002, and repay in fiscal 2003 a $1.3 million loan that had been taken against such policies in fiscal 2001. However, the Company has postponed premium payments on these split-dollar policies pending clarification of certain ambiguities in the Sarbanes-Oxley Act of 2002. The Company has certain rights under this agreement, including the right to terminate these policies at any time prior to the occurrence of certain “restricting events.”

Outlook  The Company relocated one store on November 7, 2002 and does not plan any additional store openings or relocations for the remainder of the fiscal year. However, the Company may close up to two more stores prior to the end of the fiscal year. Management estimates that capital expenditures of approximately $2,500,000 will be required during the remainder of fiscal 2002, primarily related to store improvements, management information systems and general corporate purposes. The Company may also continue purchasing shares of its common stock, from time to time, in the open market or in privately negotiated transactions, depending on price, prevailing market conditions and other factors in accordance with its stock repurchase plan.

Selling, general and administrative expenses for fiscal 2002 are expected to be at or below budgeted levels, reflecting the savings realized as part of the restructuring program previously announced (see Note 4 to Notes to Condensed Consolidated Financial Statements). However, with lower comparable store sales for the first nine months of fiscal 2002 and higher than planned advertising expenditures for the second half of fiscal 2002, the Company now believes that the decline in its selling, general and administrative expense rate for fiscal 2002, as compared with the prior fiscal year, will be less than the 100 basis points previously announced.

The Company’s primary needs for capital resources are for the opening of new stores, relocating and remodeling of existing stores, purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with cash flows from operations, including credit terms from vendors and factors, and the borrowings available under the credit facility, will be sufficient to meet the Company’s operating and capital expenditure requirements. However, among other things, an adverse outcome of pending litigation (as described in Note 5 - Contingencies in the Notes to Condensed Consolidated Financial Statements) or the unavailability of borrowings under the credit facility could negatively affect working capital.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company has no material investments or risks in market risk sensitive instruments.

Item 4 – Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings - None

Item 2. — Changes in Securities and Use of Proceeds - None

Item 3. — Defaults Upon Senior Securities - None

Item 4. — Submission of Matters to a Vote of Security Holders - None

Item 5. — Other Information - None

Item 6. — Exhibits and Reports on Form 8-K

     (a)  Exhibits -

10.94	Employment agreement between the Registrant and Thomas Carey dated August 15, 2002.
10.95	Separation agreement between the Registrant and Lana Cain Krauter dated October 16, 2002.
15	Accountants’ Awareness Letter
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K -

On October 1, 2002, the Company filed a Current Report on Form 8-K reporting under item 5 of its issuance of a press release concerning its entering into a non-binding Letter of Intent for the acquisition by a private equity group of 100% of its outstanding common stock for a purchase price of between $6.50 and $7.50 per share.

On November 4, 2002, the Company filed a Current Report on Form 8-K reporting under item 5 of its issuance of a press release concerning the termination of negotiations for the previously announced acquisition by a private equity group.

GOODY’S FAMILY CLOTHING, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODY’S FAMILY CLOTHING, INC. (Registrant)

Date:	November 22, 2002	/s/ Robert M. Goodfriend Robert M. Goodfriend Chairman of the Board and Chief Executive Officer

Date:	November 22, 2002	/s/ Edward R. Carlin Edward R. Carlin Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date:	November 22, 2002	/s/ David G. Peek David G. Peek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

GOODY’S FAMILY CLOTHING, INC.
CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert M. Goodfriend, Chairman of the Board and Chief Executive Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Goody’s Family Clothing, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert M. Goodfriend

Robert M. Goodfriend
Chairman of the Board and Chief Executive Officer
November 22, 2002

GOODY’S FAMILY CLOTHING, INC.
CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward R. Carlin, Executive Vice President, Chief Financial Officer and Secretary of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Goody’s Family Clothing, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Edward R. Carlin

Edward R. Carlin
Executive Vice President, Chief Financial Officer and Secretary
November 22, 2002

GOODY’S FAMILY CLOTHING, INC.
CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David G. Peek, Senior Vice President and Chief Accounting Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Goody’s Family Clothing, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ David G. Peek

David G. Peek
Senior Vice President and Chief Accounting Officer
November 22, 2002