Form 10-K
period 2003-02-01
GOODYS FAMILY CLOTHING INC /TN
filed 2003-03-21
CIK 879123

       [COLLAGE OF PICTURES FEATURING CUSTOMERS AND ARTICLES OF CLOTHING]



                                     LISTEN

                                     FOCUS

                                     REACT

                                     COMMIT





2002 ANNUAL REPORT                                                [GOODY'S LOGO]

[PHOTOGRAPH OF CUSTOMERS]

                                TABLE OF CONTENTS


To Our Shareholders ..................................................   1



Growth in the Heartland ..............................................   4


Corporate, Shareholder and Investor Information.........Inside Back Cover


[PHOTOGRAPH OF CHAIRMAN AND CUSTOMER]

                                FORM 10-K INDEX


Forward-Looking Statements .................................           2

Selected Financial Data ....................................          18

Management's Discussion and Analysis .......................          19

Independent Auditors' Report ...............................          F-2

Consolidated Financial Statements ..........................          F-3

[PHOTOGRAPH OF CUSTOMERS]

Forward-Looking Statements

Please refer to the sections entitled "Forward-Looking Statements" and "Certain Factors That May Affect Future Results" in the Form 10-K for the fiscal year ended February 1, 2003, that accompanies and is part of this Annual Report.

[COLLAGE OF APPAREL LABELS]


                                     TO OUR
                                  SHAREHOLDERS



Throughout our 50-year history, Goody's has made a commitment to provide the heartland communities of Middle America with quality, brand-name family apparel at an outstanding value.

As we've successfully grown our business to more than $1 billion in annual sales, our customer first approach is the foundation that has supported us -- one that will sustain us as we encounter periodic strategic challenges -- and one that will ultimately enable us to reach our goal in becoming the Middle American consumer's first choice for value-priced, brand-name apparel.

The past three years have presented us with a number of challenges. As a result, we've had to re-evaluate our business to ensure that we are well positioned to meet our shoppers' needs and expectations as we continue to grow. In answering some of these questions we looked to the most obvious source of quality information -- the shoppers themselves.

The Company's management team and I have spent the last 18 months visiting stores and talking with shoppers one-on-one to get their ideas on what we can do to make our stores -- their stores. We feel good about our progress.

Total sales for fiscal 2002 were $1.193 billion, virtually the same as fiscal 2001 sales. Comparable store sales for fiscal 2002 decreased 1.2 percent compared with fiscal 2001. Net earnings for fiscal 2002 were $7.6 million or $0.23 per diluted share compared with a net loss for fiscal 2001 of $20.2 million or $0.62 per share.

The United States economy and global political environment continue to be uncertain as we operate in perhaps the most challenging retail landscape we've faced since I joined my father, Mike Goodfriend, in his 12-store Goody's chain in 1972. Yet we remain confident that as we move this Company forward we can capture all of the opportunities that lie ahead.

DELIVERING WHAT OUR SHOPPERS EXPECT

Delivering quality brands at a great value to our customers will continue to be the philosophy that guides our organization in 2003 and beyond. We've traditionally had a vast array of brands to offer, and we are especially proud of our exclusive brand programs. In the upcoming year, we expect to offer an even better variety of brands, styles and sizes.

We'll continue to encourage shoppers to provide guidance in our decisions as we merchandise our stores for the future. If we've learned anything during the past several months-it's that most shoppers are delighted to share their opinions if you take the time to ask -- and listen. We expect to keep in close touch with our shoppers on an on-going basis, as members of our management team regularly visit stores to talk with shoppers. Additionally, we get excellent input from our customers through the "Ask Bob" section on the Goody's website, as well as, periodic formalized research initiatives.

[PHOTOGRAPH OF CUSTOMERS]


                                     TO OUR
                                  SHAREHOLDERS
                                                     (continued)



STRONG BRANDS GREAT PRICES

At Goody's, we're known for offering a great selection of national brands at competitive prices. We're committed to continue building our strong base of national brands including: Alfred Dunner, Alexander Julian, Cathy Daniels, Lee, Levi's, and Sag Harbor. This year we're pleased to add Norton McNaughton and Nine & Company for our Missy customer, Munsingwear for Men, and
Baby Togs in the Infant and Toddler department. In the Shoe departments, we're adding Connie and Calico Sport brand shoes for women and Bass brand shoes for both men and women.

Our product development division has established a track record of offering quality, trend-right exclusive brands including: Intimate Classics and Mountain Lake for women; Ivy Crew, OCI and RMG Chairman's Collection for men; and Baby Crew, OCI and Good Kidz for children. Early last year we added Goodclothes for women. This exclusive line provides an upscale look and trend-right styling for today's modern woman.

Responding last year to our customers' need for a greater selection of special sizes, we engaged in a concentrated effort to offer a full spectrum of extended sizes throughout the stores. Today, in addition to the traditional plus programs, we offer extended size fashion assortments in the Petite, Juniors' and Children's departments. Our customers are responding well to the programs, and we'll continue to make special sizes a priority in our stores--increasing the branded offerings in both plus and petite sizes and doing an even better job of offering fashion in these programs.

[PHOTOGRAPH OF CUSTOMERS]

We will simplify our pricing strategies this year to make things easier for our customers. Prices will be more clearly marked on the garments and on the product display units enabling shoppers to more easily navigate the store and locate items on sale. Menu signage will clearly communicate value prices.

MARKETING AND ADVERTISING

Marketing and advertising programs for Goody's are designed to support the merchandising and promotional strategies and drive business in a difficult economy while still communicating a consistent BRAND message. Our private label credit card, direct mail, web-based marketing programs, and the GOODY'S Giftcard, are all critical parts of the Company's overall marketing strategy.

We continue to grow our credit card programs, offering expanded customer benefits to our more than 1.2 million members. Private label credit card purchases last year represented 13.4% of our total sales. We will continue to focus on building our base of loyal credit card customers.

[PHOTOGRAPH OF CUSTOMERS]

[PHOTOGRAPH OF CUSTOMERS]


                                     TO OUR
                                  SHAREHOLDERS
                                                     (continued)




FINANCIAL POSITION

For fiscal 2002, we had budgeted $11.0 million for capital expenditures. However, in an effort to maintain financial integrity as we worked to improve our business performance, we spent only $7.5 million primarily for the opening of two new stores and the relocation or remodeling of seven stores.

True to our heritage of prudent financial management, we ended fiscal 2002 with a strong balance sheet, $100 million in cash and cash equivalents, and no long-term debt. We budgeted 2003 capital expenditures at $22 million including approximately $16.4 million for the openings of approximately 10 new stores, relocation or remodeling of 14 existing stores and the introduction of new point of sale registers, radio frequency scanning equipment and back-office systems in most of these stores. We expect to roll these out to the remainder of the stores through fiscal 2004.

THE FUTURE

While we continue to operate our business somewhat conservatively through an unpredictable economy and worldwide political unrest, we continue our efforts to modestly expand our store presence and position our Company for profitable growth both now and in the future.

[PHOTOGRAPH OF CHAIRMAN]

As we close fiscal 2002 and begin a new year, we owe a debt of gratitude to our Associates chain-wide. Through hard work and perseverance, they have seen us through several tough years and continue to work enthusiastically toward building a brighter tomorrow for all who have a stake in the success of our Company-- Associates, shareholders and customers alike.


/S/ Robert M. Goodfriend

Robert M. Goodfriend
Chairman of the Board and
Chief Executive Officer

[PHOTOGRAPH OF CUSTOMER]
                            growth in the heartland


     As of February 1, 2003, the Company had 328 stores in 18 states.

     [Map of Southeastern and Midwestern section of the United States of America; the 18 states in which the Company has stores and the number of stores in each state.]

1953 - 1962             1963 - 1972           1973 - 1982              1983 - 1992             1993 - 2002
1953 - M.D.             1970 - Goody's has    1978 - Company           1988 - Goody's          1992 - Goody's
Goodfriend opened       grown to 12 stores    changes name from        opens first stores in   opens first store in
the original "Athens                          Outlet Stores to         MS and SC               FL
Outlet" store in        1971 - M.D.           Goody's Family Clothing
Athens, TN.             Goodfriend buys                                1989 - Goody's          1993 - Goody's
                        out partner and       1979 - Bob               opens first store in    opens first stores in
1957 - the              becomes sole          Goodfriend               VA                      IL and WV
Company opens           owner of company      becomes president
first store GA                                                         1990 - Goody's          1994 - Goody's
                        1972 - M.D.'s son     1979 - Goody's           opens first store in    opens first store in
                        Bob joins the         opens first stores in    IN                      AR
                        company               AL and KY
                                                                       1990 - Corporate        1997 - Goody's
                                              1980 - Goody's           headquarters moves      opens first store in
                                              opens first store in     from Athens to          MO
                                              NC                       Knoxville, TN
                                                                                               1998 - Goody's
                                                                       1991 - Goody's          opens first store in
                                                                       opens first store in    TX
                                                                       OH

                                                                                               1999 - Goody's
                                                                       1991 - Goody's          opens first store in
                                                                       becomes a public        OK
                                                                       company
                                                                                               2000 - Goody's
                                                                                               opens first store in
                                                                                               LA

                                                                                               2001 - Goody's
                                                                                               opens second
                                                                                               distribution center
                                                                                               in Arkansas

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________TO ____________

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

    Aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 14, 2003: approximately $61,508,000

    Number of shares of Common Stock outstanding as of March 14, 2003:
32,555,533

                      DOCUMENTS INCORPORATED BY REFERENCE
    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K shall be incorporated from the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders currently scheduled to be held on June 18, 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Unless the context otherwise indicates, all references in this Form 10-K to the "Company" or "Goody's" refer to Goody's Family Clothing, Inc., a Tennessee corporation, and its subsidiaries. The Company's fiscal year ends on the Saturday nearest the last day of January. The terms "fiscal 2008," "fiscal 2007," "fiscal 2006," "fiscal 2005," "fiscal 2004," "fiscal 2003," "fiscal
2002," "fiscal 2001," "fiscal 2000," "fiscal 1999," and "fiscal 1998," refer to the Company's fiscal years ending or ended on January 31, 2009 (52 weeks), February 2, 2008 (52 weeks), February 3, 2007 (53 weeks), January 28, 2006 (52 weeks), January 29, 2005 (52 weeks), January 31, 2004 (52 weeks), February 1, 2003 (52 weeks), February 2, 2002 (52 weeks), February 3, 2001 (53 weeks), January 29, 2000 (52 weeks), and January 30, 1999 (52 weeks), respectively.

                           FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management has endeavored in its communications and in this Form 10-K to highlight the trends and factors that might have an impact on the Company and the industry in which it competes. Any "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue," or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management's plans and current analysis of the Company, its business and the industry as a whole. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the ability to reverse negative comparable store sales trends; (ii) competition, including the impact of competitors' pricing and store expansion; (iii) the effectiveness of merchandising, advertising, pricing, and operational strategies; (iv) compliance with loan covenants and the availability of sufficient eligible collateral to enable borrowing; (v) growth of its store base; (vi) trends affecting the Company's financial position, results of operations or cash flows;
(vii) the continued availability of adequate credit support from vendors and factors; (viii) customer demand and trends in the apparel and retail industry and the acceptance of merchandise acquired for sale by the Company; (ix) the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand; (x) the ability to control shrinkage;
(xi) the success of the Company's information technology systems; (xii) the ability to achieve business plan targets; (xiii) the ability to avoid excessive markdowns; (xiv) weather conditions; (xv) the effectiveness of advertising and promotional events; (xvi) the ability to enter into leases for new store locations; (xvii) the outcome of pending litigation; (xviii) the timing, magnitude and costs of opening new stores; (xix) individual store performance, including new stores; (xx) relations with vendors, factors and employees; (xxi) unanticipated needs for additional capital expenditures; (xxii) the general economic conditions within the Company's markets and an improvement in the overall retail environment; and (xxiii) global political unrest, including terrorism and war. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. Also see "Certain Factors That May Affect Future Results." The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Goody's is a retailer of moderately-priced family apparel with 328 stores in 18 states as of February 1, 2003. The Company primarily locates its stores in small to midsize markets in the Southeast, Midwest and Southwest that have demographic characteristics consistent with its targeted customer. All of Goody's stores are leased, average approximately 27,900 gross square feet, and are generally located in strip shopping centers. The Company manages its core functions, such as purchasing, pricing, marketing and advertising, distribution, planning and allocation, real estate, finance, and information systems, from its centrally located corporate office in Knoxville, Tennessee. The Company has two distribution centers, one each in Knoxville, Tennessee and Russellville, Arkansas.

     The Company's objective is to be a leading retailer of apparel for the entire family in each of the markets it serves. In keeping with this objective, Goody's offers a broad selection of current-season, nationally-recognized brands for brand-conscious shoppers, as well as exclusive brands for those shoppers who seek quality apparel at value prices.

     The Company makes available, free of charge, through its web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed, or furnished pursuant to
Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the "SEC"). Such filings may be accessed through the Company's web site, http://www.goodysonline.com/investor.asp, then select "SEC Filings."

COMPETITIVE STRATEGY

     The Company's operating strategies continually evolve to keep pace with the competitive demands of an ever-changing retail environment. However, the central elements of the Company's core business strategy remain essentially the same and include the following:

     - Appeal to Value-Conscious Customers. Goody's tries to appeal to value-conscious customers by offering current-season, trend-right, nationally-recognized and exclusive-brand merchandise at value prices.

     - Offer a Broad Range of Merchandise for the Entire Family. The Company provides a wide selection of merchandise designed to satisfy the casual and career apparel needs of the entire family. The Company believes that providing one-stop shopping for customers in convenient and accessible locations gives it an advantage over many of its competitors.

     - Emphasize Current-Season, Nationally-Recognized Brands. The Company is committed to maintaining a strong line-up of nationally-recognized brands including: Adidas, Alexander Julian, Alfred Dunner, American Eagle Shoes, Arden Fragrances (that include Calvin Klein, Nautica, Obsession, Paul Sebastian, and White Diamonds), Arrow, Baby Togs, Bass, Beach Native, Body I.D., Bongo, Burnes of Boston, Calico Sport, Carter's, Cathy Daniels, Connie, Dockers, Dorby, Duck Head, Eastland, Gloria Vanderbilt, Hanes, JNCO, Keds, Kids Headquarters, Lee, L.E.I., Levi's, Maidenform, Malibu Dream Girl, Manhattan Beachwear, Miss Erika, Mootsies Tootsies, Mudd, Munsingwear, My Michelle, New Balance, Nike, Nine & Company, Norton McNaughton, On Que, Paco, Paris Blues, Playtex, Reebok, Requirements, Riveria, Rosetti, Sag Harbor, Skechers, U.S. Polo, Union Bay, and Zana-di among others.

     - Strategically Use Private-Label Programs. The Company's private-label programs utilize exclusive brands that are designed to offer shoppers quality products at exceptional value and generate higher gross margins. The Company's exclusive brands include: Goodclothes and Mountain Lake for women; Ivy Crew, OCI and RMG Chairman's Collection for men; and Baby Crew, GoodKidz and OCI for children.

     - Focus on Small to Midsize Markets. The Company generally locates its stores in small to midsize markets that have demographic characteristics consistent with its targeted value-conscious customer. While the Company operates in selected larger metropolitan markets, smaller market areas offer certain strategic advantages, including increased opportunities for expansion, lower rent and occupancy costs, lower advertising costs, and fewer competitors.

     - Provide Strong Marketing and Advertising. The Company believes that communicating frequently with customers is the key to maintaining traffic flow in its stores and creating loyalty within its customer base. The Company's marketing and advertising messages aim to brand Goody's as a destination store for key categories of first-quality, value-priced family apparel. Goody's advertises predominantly in local newspapers and reinforces its print message with television and/or radio campaigns aired at strategic times.

     - Shopper-Friendly Store Environment. The Company endeavors to provide easy-to-read in-store signage, clear and understandable pricing, wide and easy-to-shop aisles, functional and space-efficient fixturing, efficient check-out counters, and easy-to-locate customer service areas to enhance the customer's shopping experience.

EXPANSION STRATEGY

     The Company's store base was reduced by approximately 1% during fiscal 2002, as a result of the difficult economic environment and operating results in fiscal 2001. During fiscal 2003, the Company expects to open approximately 10 new stores, relocate or remodel approximately 14 existing stores and close approximately 5 stores. The Company expects the 10 new stores that may be opened in fiscal 2003 will range from 22,500 square feet to 30,400 square feet and will be located in small to midsize markets.

     In making its decision to open a new store, the Company typically evaluates, among other factors, market demographics, competition, location, customer traffic, rent and occupancy costs, advertising, and other expenses associated with the opening and operating of a new store. Goody's has historically supported new store growth from internally generated funds.

     Should operating performance improve significantly, management believes the Company would likely resume its historical strategy of increasing its store base by approximately 10% each year.

     The Company would consider a complementary acquisition opportunity should it arise, although the Company has no understandings, arrangements or agreements with respect to any such opportunity.

     The following table provides information regarding the number of stores in operation, new stores opened, stores closed, and stores relocated or remodeled during the years indicated:

                                                                      FISCAL YEAR
                                                            --------------------------------
                                                            2002   2001   2000   1999   1998
                                                            ----   ----   ----   ----   ----
Stores open, beginning of year............................  332    317    287    257    223
New stores opened during the year.........................    2     18     32     32     36
Stores closed during the year.............................   (6)    (3)    (2)    (2)    (2)
                                                            ---    ---    ---    ---    ---
Stores open, end of year..................................  328    332    317    287    257
                                                            ===    ===    ===    ===    ===
Stores relocated or remodeled during the year.............    7     12     13     20     10
                                                            ===    ===    ===    ===    ===

     The Company's 328 stores open at the end of fiscal 2002 included one store in Charlottesville, Virginia that temporarily closed due to smoke damage on January 15, 2003 and reopened on March 6, 2003.

MERCHANDISING STRATEGY

     The Company's merchandising strategy has been developed to appeal to its value-conscious customers by offering a broad selection of current-season, trend-right, nationally-recognized and exclusive-brand merchandise at value prices. The Company continually develops and refines its merchandising strategy in an attempt to satisfy the preferences of its target customers. The Company competes with: (i) department stores by offering nationally-recognized, brand-name quality apparel at value prices, (ii) specialty stores by offering apparel for the entire family, (iii) off-price apparel stores by offering a wide selection of current-season merchandise at competitive prices, and (iv) discount stores by offering nationally-recognized, brand-name merchandise generally unavailable to discount retailers. While nationally-recognized, brand-name merchandise remains the cornerstone of its merchandising strategy, the Company continues to invest in the development of its own exclusive brands that offer customers quality merchandise at value prices. The Company's exclusive-brand sales accounted for approximately 28%, 19% and 17% of total sales in fiscal 2002, 2001 and 2000, respectively.

     A typical Goody's store has five divisions that include women's (junior's, misses, petite, plus size, intimate apparel, swimwear, outerwear, and accessories), men's (sportswear, activewear, young men's, and men's furnishings), children's (infants and toddlers, boys and girls), shoes (women's, men's, children, and athletic), and other (tuxedo rentals and service fees). The Company's stores carry an average of approximately 12,700 different styles of merchandise that are electronically tracked (including by color and size, where appropriate) in order to provide timely and accurate selling data to management.

MERCHANDISING DIVISIONS

     Women's. The most comprehensive merchandise selection offered by the Company is in the women's division, which contributed 60.7% of total sales in fiscal 2002. The women's division emphasizes casual and career fashions, denim, dresses, and accessories and includes misses, junior's, petite and plus sizes, intimate apparel, swimwear, outerwear and accessories. Misses' merchandise lines include popular brand names such as Adidas, Alfred Dunner, Cathy Daniels, Dockers, Lee, Levi's, Miss Erika, Nike, Nine & Company, Norton McNaughton, On Que, Requirements, and Sag Harbor, as well as the Company's exclusive brands, Goodclothes and Mountain Lake. Juniors' merchandise lines include nationally-recognized brand names such as Gloria Vanderbilt, Lee, L.E.I., Levi's, Mudd, My Michelle, Paris Blues, and Union Bay. Fashion dresses are also an important part of Goody's overall women's product lines and feature popular brand names such as Dorby, My Michelle and Sag Harbor. Nationally-recognized, brand-name intimate apparel offered by the women's division include products from Hanes, Maidenform and Playtex. Swimwear features labels such as Beach Native, Body I.D., Malibu Dream Girl, Mudd, and Manhattan Beachwear. Nationally-recognized brands featured in accessories include Arden Fragrances (that include Calvin Klein, Nautica, Obsession, Paul Sebastian, and White Diamonds), Burnes of Boston, L.E.I., Maidenform, Mudd, Playtex, Riveria, and Rosetti.

     Men's. The men's division contributed 21.5% of total sales in fiscal 2002 and consists of sportswear, activewear, denim, young men's, and men's furnishings departments. The men's division features nationally-recognized, brand-name merchandise and includes Adidas, Alexander Julian, Arrow, Dockers, Duck Head, JNCO, Lee, Levi's, Munsingwear, Nike, Union Bay, and U.S. Polo. The Company's exclusive brands for men are Ivy Crew, OCI and RMG Chairman's Collection.

     Children's. The children's division contributed 11.3% of total sales in fiscal 2002 and offers durable apparel for children of all ages including infants and toddlers, boys and girls. Nationally-recognized brands for children offered by the children's division include Adidas, Baby Togs, Carter's, Kids Headquarters, Lee, L.E.I., Levi's, Mudd, My Michelle, Nike, Paco, Union Bay, U.S. Polo, and Zana-di. The Company's exclusive brands for children are Baby Crew, GoodKidz and OCI.

     Shoes. The Company operates its own shoe departments, which contributed 5.9% of total sales in fiscal 2002. At the end of fiscal 2002, 319 stores had shoe departments; and the Company expects that all new and relocated stores in fiscal 2003 will have shoe departments. The shoe departments offer nationally-recognized brands such as Adidas, American Eagle Shoes, Bass, Bongo, Calico Sport, Connie, Dockers, Eastland, Keds, L.E.I., Mootsies Tootsies, Mudd, New Balance, Nike, Reebok, and Skechers.

     Other. Includes revenue from tuxedo rentals and service fees that, in the aggregate, contributed 0.6% of total sales in fiscal 2002.

     The following table shows a breakdown of the Company's total sales for the periods indicated (dollars in thousands):

                          FISCAL 2002 (52 WEEKS)   FISCAL 2001 (52 WEEKS)   FISCAL 2000 (53 WEEKS)
                          ----------------------   ----------------------   ----------------------
                            AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT      PERCENT
                          -----------   --------   -----------   --------   -----------   --------
Women's.................  $  723,523      60.7%    $  702,228      58.9%    $  696,493      55.7%
Men's...................     256,321      21.5        280,922      23.6        328,915      26.3
Children's..............     135,056      11.3        137,527      11.5        143,027      11.4
Shoes...................      70,796       5.9         64,266       5.4         74,853       6.0
Other...................       7,709       0.6          7,603       0.6          7,316       0.6
                          ----------     -----     ----------     -----     ----------     -----
                          $1,193,405     100.0%    $1,192,546     100.0%    $1,250,604     100.0%
                          ==========     =====     ==========     =====     ==========     =====

STORE VISUAL PRESENTATION

     Generally within each store, specific departments are well signed and have aisles leading directly to major departments. Visual merchandising and store presentation are enhanced by fixtures that showcase merchandise in an accessible and customer-friendly shopping environment. Sale items featured in the Company's advertising campaigns are highlighted in the stores with signs that allow customers to quickly locate items of interest. The overall merchandise presentation is organized to highlight selected fashion products as the seasons progress. The visual merchandising department, in collaboration with the merchandising staff, communicates with the stores frequently through its "Front & Forward" program, a series of guidebooks designed to help store associates coordinate visual presentation efforts with featured items contained in advertisements or items being promoted in-store. The Company continually endeavors to update its stores and improve their "shopability."

PURCHASING

     The Company buys merchandise from approximately 615 vendors worldwide. During fiscal 2002, the Company's receipts from Levi Strauss & Co., its largest vendor, represented approximately 10.9% of total receipts. No more than 4.0% of total receipts were attributable to any one of the Company's other vendors during fiscal 2002. However, the Kellwood Company and Jones Apparel Group, Inc. own 13 and 8 of the Company's vendors, respectively, which represented approximately 5.9% and 5.4% of total receipts for fiscal 2002, respectively. The Company does not have long-term or exclusive contracts with any manufacturer or vendor. The Company believes it maintains strong relationships with its vendors. A large portion of the Company's merchandise is prepackaged and preticketed by the vendors for each store, thereby reducing the cost and processing time at its distribution centers.

     Merchandise associated with the Company's exclusive brands is largely imported. The Company employs its own designers and product development teams who work closely with the merchandising staff to track seasonal fashion trends, analyze customer feedback and determine appropriate order quantities. The Company controls its exclusive brands from initial concept to its introduction in its stores and monitors product quality, freight costs and other expenses in an effort to maximize gross margins on such merchandise.

PLANNING AND ALLOCATION

     The Company's planning and allocation department works closely with merchandising, distribution and store operations personnel to establish an appropriate flow of merchandise for each of the Company's stores. This flow of merchandise is intended to reflect customer preferences in each market. The Company utilizes electronic data interchange ("EDI") with 214 vendors, wherein the Company and vendors exchange documents electronically; additionally the vendor will pack orders by store and ticket the merchandise at the color and size levels. Sales from EDI vendors accounted for approximately 52.1% of total sales in fiscal 2002. The Company also utilizes automatic replenishment programs ("QR") with 66 of the 214 EDI vendors, which allow for more efficient replenishment of specific items of merchandise in particular styles, sizes and colors to optimize in-stock positions of basic merchandise. Goody's provides QR vendors with selling data for their products and reorders are automatically produced when compared to pre-determined models. Sales from QR vendors represented 26.4% of total sales in fiscal 2002. The Company continues to support and encourage the use of QR and EDI for its vendors.

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

     Merchandise for individual stores is typically processed through the distribution centers within 48 hours of its receipt from vendors. Furthermore, because the distribution centers are located adjacent to main interstate highways, the Company believes that it has been able to negotiate favorable shipping terms with common carriers.

     The Company also has developed an effective computerized system for tracking merchandise from the time it arrives at its distribution centers until it is delivered to the stores to ensure that shipments are delivered in an accurate and timely manner. The Company utilizes a third-party contract carrier to deliver merchandise to its stores.

MARKETING AND ADVERTISING

     The Company's marketing and advertising strategies are designed to reinforce its image as a destination store for trend-right casual and career apparel at value prices for the entire family. The Company believes that its advertisements, which emphasize a wide selection of nationally-recognized, brand-name apparel at value prices for the entire family, have enabled it to communicate a distinct identity that reinforces its brand in the marketplace.

     Using a multi-media approach in fiscal 2002, Goody's utilized outside agencies to develop its advertising for television and radio, as well as print and broadcast media buying. However, the Company expects during fiscal 2003 to internally develop its own advertising for television and radio, scheduled to air at strategic times during 36 weeks of the fiscal year. The Company frequently uses television and full-color print advertising to portray the depth and selection of its merchandise. In-store merchandise presentation is coordinated with such advertising to maximize promotional opportunities. While the exact allocation of advertising expenditures differs from market to market, the Company allocated approximately 54% of its fiscal 2002 advertising expenditures to print media, 45% to television and radio with the remainder for other promotional activities. Several of the Company's key vendors share in the costs of mutually beneficial advertising campaigns through cooperative advertising programs.

     The Company offers the GOODY'S private label credit card through an arrangement with Alliance Data Systems and World Financial Network National Bank. Under this arrangement, the Company pays sales transaction fees, but is not responsible for assessing customer credit-worthiness and does not assume the risk associated with extending credit. During fiscal 2002, average net sales per transaction on the GOODY'S private label credit card were higher than the average of all other credit cards accepted. The GOODY's private label credit card includes a loyalty program that is intended to increase the frequency and volume of customer purchases. The Company advertises and markets directly to its credit card customers.

     The Company also offers its customers a GOODY's gift card. The GOODY's gift card is designed to simplify the gift certificate sales transaction for the customer and enhance the "Goody's" brand image. This card is offered at the point-of-sale, and at certain times of the year, such as the Christmas season, and is aggressively marketed to increase gift card sales. Customer response to the GOODY's gift card has been favorable since its introduction in May 2001 and has resulted in increased gift card sales when compared to traditional paper gift certificates.

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

STORE OPERATIONS

     Management of store operations is the responsibility of the Executive Vice President -- Stores, who is assisted by a Vice President -- Store Operations, a Vice President -- Loss Prevention, four Vice Presidents -- Sales, and 27 District Managers. The number of stores that each District Manager oversees ranges from 9 to 15.

     Each store is managed by a team consisting of a Manager and one to two Assistant Managers, depending on the size of the store. Stores are typically staffed by Sales Associates, Department Heads, Cashiers, and Stockroom Associates. All associates are responsible for providing customer service by interacting with customers, developing and maintaining creative visual merchandise presentation and ensuring a positive shopping experience for each customer. The store staff consists of a combination of full-time and part-time associates; temporary associates are hired for peak selling seasons. The Company's stores are generally open from 9:00 a.m. to 9:00 p.m. Monday through Thursday; from 9:00 a.m. to 10:00 p.m. on Friday and Saturday; and from 12:00 a.m. to 7:00 p.m. on Sunday. These hours are extended during various holiday and peak selling seasons.

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

INFORMATION SYSTEMS

     The Company frequently upgrades its core business systems with current technology, when and where possible, in an effort to enhance financial and other business controls. The Company maintains fully integrated point-of-sale ("POS"), inventory and merchandise systems. The Company's information systems provide management, buyers, planners, and distributors with comprehensive data that allow them to identify emerging sales trends and, accordingly, manage inventories. The data provided by information systems include merchandise planning, purchase order management, open order reporting, open-to-buy, receiving, distribution, EDI, basic stock replenishment, inventory, and price management. Daily and weekly sales reports are used by management to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventories, and are frequently revised to reflect changing sales trends. The Company's POS systems are supported by an in-store computer system. The in-store systems feature bar-coded ticket scanning, automatic price look-up, credit and check authorization utilizing a satellite network, and daily transmittal of detailed sales data from stores to the corporate office. The Company plans to introduce new POS, radio frequency scanners and back-office systems for most of its relocated, remodeled and new stores during fiscal 2003 and expects to complete a rollout of the new equipment during fiscal 2004.

TRADEMARKS

     The United States Patent and Trademark Office (the "USPTO") has issued federal registrations to the Company for the following trademarks: Accessory Crossing, Authentic GFC, Bobby G by Ivy Crew, Chandler Hill, Chandler Hill Sport, Feels Like You, "G" (stylized G with arch design), GFC, Goodclothes (and design), GoodKidz (and design), Goody's, Goody's (credit card services), Goody's Family Clothing, Goody's Family Clothing (and design), Goody's Low Price!! Department Store Styles Department Store Brands (and design), International Trading Company (and design), Intimate Classics, Ivy Crew, Low Prices Never Looked So Good, MBJC, Mountain Lake, Mountain Lake Casuals, Mountain Lake High Quality Apparel With A Feel Good Fit, Mountain Lake Jean Company, OCI, OCI (shoes), OCI Quality Clothing (and design), Old College Inn, Old College Inn Jean Company, Old College Inn Loungewear, Old College Inn Sport, RGM, Take A Good Look (and design), Y.E.S. Your Everyday Savings, and Your Everyday Y.E.S. Savings Brands Value Quality. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Good Boys, Good Girls, Good Kidz, Goody's -- It's All About You, Montana Blues, Montana Blues Jean Company, Sterling Reflections, and West Interstate 40 (and design).

     The following trademarks and tradenames used in this Form 10-K are owned by (and in certain cases registered to) third parties: Adidas, Alexander Julian, Alfred Dunner, American Eagle Shoes, Arden Fragrances (that include Calvin Klein, Nautica, Obsession, Paul Sebastian, and White Diamonds), Arrow, Baby Togs, Bass, Beach Native, Body I.D., Bongo, Burnes of Boston, Calico Sport, Carter's, Cathy Daniels, Connie, Dockers, Dorby, Duck Head, Eastland, Gloria Vanderbilt, Hanes, JNCO, Keds, Kids Headquarters, Lee, L.E.I., Levi's, Maidenform, Malibu Dream Girl, Manhattan Beachwear, Miss Erika, Mootsies Tootsies, Mudd, Munsingwear, My Michelle, New Balance, Nike, Nine & Company, Norton McNaughton, On Que, Paco, Paris Blues, Playtex, Reebok, Requirements, Riveria, Rosetti, Sag Harbor, Skechers, U.S. Polo, Union Bay, and Zana-di.

ASSOCIATES

     As of March 15, 2003, the Company had approximately 10,000 active full and part-time associates. Store managers and assistant store managers are compensated on a salaried basis. Additionally, store managers are eligible to receive additional compensation based on the Company's profitability as well as meeting certain other objective goals at their respective stores. All other store associates are compensated on an hourly basis. The Company's incentive bonus program for certain key corporate associates is based on achieving certain profitability goals and could potentially provide a significant portion of the associates' total annual compensation. All of the Company's associates are non-union employees, with the exception of the associates employed at its distribution center in Knoxville, Tennessee, who are represented by the Union of Needletrades, Industrial and Textile Employees.

     On February 1, 2002, the Company announced a "reduction-in-force" commencing in February 2002 that reduced the work force at the Company's corporate headquarters and distribution centers. Eligible employees were provided severance pay and health benefits based on compensation and tenure with the Company. In addition, all affected employees were offered certain outplacement services. The Company recorded a restructuring charge during the fourth quarter of fiscal 2001 of approximately $1,335,000 related to this reduction in the Company's work force that was completed during fiscal 2002.

     The Company grants stock options to certain key associates. These options are designed to align associates' interests with those of the Company's shareholders and allow the Company to provide long-term incentives to these associates.

     The Company maintains the Goody's Family Clothing, Inc. 401(k) Retirement Plan (the "401(k) Plan") with a salary deferral feature for all eligible associates. Under the terms of the 401(k) Plan, eligible associates may contribute between 3% and 15% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the 401(k) Plan. The Company provides matching contributions to the 401(k) Plan that are determined by the Company on a discretionary basis at the start of each 401(k) Plan year and committed to for the plan year, vest over an associate's service period and are based upon a percent of an associate's elected contributions. These matching contributions amounted to $813,000, $827,000 and $882,000 for fiscal 2002, 2001 and 2000, respectively.

     Until January 30, 2002, the Company also maintained the Goody's Family Clothing, Inc. Executive Deferral Plan (the "EDP Plan") with a salary deferral feature for all eligible associates. Under the terms of the EDP Plan, eligible associates could have contributed up to the lesser of 25% or $30,000 of their annual compensation on a pretax basis to the EDP Plan. The Company provided matching contributions to the EDP Plan that were determined by the Company on a discretionary basis at the start of each EDP Plan year and committed to for the plan year, vested over an associate's service period and were based upon a percent of an associate's elected contributions. These matching contributions were $102,000 and $79,000 in fiscal 2001 and 2000, respectively. On January 30, 2002, the Company's Board of Directors elected to terminate the EDP Plan and disburse all EDP Plan assets to EDP Plan participants. Such disbursement was made to EDP Plan participants in February 2002.

     The Company also has an Employee Payroll Investment Plan that allows eligible associates to purchase the Company's common stock (the "Common Stock") at fair market value through regular payroll deductions.

SEASONALITY AND INFLATION

     The Company's business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning the third week of July and continuing through the first week of September) and the Easter season (beginning two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 38.9% of the Company's annual sales based on the Company's last three fiscal years ended February 1, 2003. In general, sales volume varies directly with customer traffic, which is heaviest during the fourth quarter of a fiscal year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

     Inflation can affect the costs incurred by the Company in the purchase of its merchandise, the leasing of its stores and certain components of its selling, general and administrative expenses. The Company believes that during the last three fiscal years ended February 1, 2003, inflation has not had a material adverse effect on the Company's business, although there can be no assurance that inflation will not have a material adverse effect on the Company in the future.

COMPETITION

     The retail apparel business is highly competitive with price, selection, fashion, quality, store location, store environment, and customer service being the principal competitive factors. The Company believes that it is positioned to compete on the basis of each of these factors. The Company competes primarily with department stores, specialty stores, off-price apparel stores, and discount stores. Many competitors are large national chains, with substantially greater financial and other resources than those available to the Company; there is no assurance that the Company will be able to compete successfully with any of them in the future.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause the Company's future operating results to differ materially from those indicated by forward-looking statements made in this Form 10-K and presented elsewhere by management from time to time.

  Recent Decreases in Comparable Store Sales

     The Company has had declines in comparable store sales for 14 of the last 15 fiscal quarters ended February 1, 2003. The Company continues to address the reasons for the decreases and there can be no assurance that this trend will reverse or that the Company can successfully execute its business plans and strategies.

     Despite the decreases in comparable store sales for 14 of the last 15 fiscal quarters ended February 1, 2003, the Company does not have plans to exit a significant number of stores. However, should the negative trend continue, circumstances could require the Company to close a significant number of stores at material costs. Such store closures, as well as other effects from a continuation in the negative trend, could have a material adverse effect on the Company.

  Highly Competitive Nature of the Retail Apparel Industry

     Goody's faces intense competition not only for customers, but also for access to quality merchandise and suitable store locations, from traditional department stores, specialty retailers, off-price retail chains, and discount stores. Many of these competitors are larger and have significantly greater financial, marketing and other resources than the Company. In addition, many department stores have become more promotional and have reduced their selling price points, and certain finer department stores have opened outlet stores that offer off-price merchandise in competition with the Company. Further, in view of the Company's strategy of offering current-season, trend-right, nationally-recognized and exclusive-brand merchandise at value prices, aggressive department store pricing could adversely affect the Company's margins. The effect of intense competition could require the Company to reduce prices on merchandise for sale or increase spending on marketing and advertising, any of which could have a material adverse effect on the Company.

  Marketing and Advertising

     The Company believes that communicating frequently with its customers is the key to maintaining traffic flow in its stores and creating loyalty within its customer base. The Company adopted new merchandising, advertising and pricing strategies in fiscal 2002 that continually evolve in an effort to reverse negative comparable store sales trends and has implemented customer-directed changes in merchandising, advertising and in-store presentation. There can be no assurance that the Company's new strategies will be effective or will reverse the negative comparable store sales trends.

  Credit Facility Covenant

     The Company's borrowings under its credit facility are limited by collateral formulas, based principally upon the Company's eligible inventories. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. There can be no assurance as to the continued sufficiency of eligible collateral to enable borrowings by the Company under its credit facility, or that the Company will be able to comply with covenants under its credit facility, or that the lender will not otherwise limit borrowings by the Company under the credit facility.

  Reduction in New Store Openings

     The Company's revenue growth historically has been dependent, in part, upon an expansion policy of growing its store base by approximately 10% each year. During fiscal 2002, the Company decided to curtail its new store growth until its operating performance improved significantly. As a result, the Company's store base decreased by approximately 1% in fiscal 2002. The Company expects to open only approximately 10 new stores and to close approximately 5 stores during fiscal 2003. The inability of the Company to resume its historical levels of new store growth may have a material adverse effect on its long-term growth. There can be no assurance that the Company's operating performance will improve to the degree necessary to sustain its historical level of new store openings.

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

  Dependence on Private-Label Merchandise

     Sales from the Company's private-label merchandise represented approximately 28% of the Company's total sales in fiscal 2002. Because of the longer lead times required to manufacture private-label merchandise, and the lack of recourse the Company might have otherwise with domestic vendors, failure to anticipate, identify and react appropriately to changes in fashion trends with its private-label merchandise could have an adverse effect on the Company.

  Reliance on Key Merchandise Vendors and Private-Label Contract Manufacturers

     The Company does not own or operate any manufacturing facilities and does not have any long-term or exclusive contractual relationships with its vendors and contract manufacturers. The success of the Company's business is largely dependent upon its ability to purchase current-season, brand-name and private-label apparel at competitive prices in adequate quantities and with timely deliveries. The inability or unwillingness of key vendors to increase their sales to the Company to keep pace with the Company's growth, or the loss of one or more key vendors for any reason, could have a material adverse effect on the Company. During fiscal 2002, the Company's largest vendor, Levi Strauss & Co., accounted for approximately 10.9% of total receipts. In addition, the Kellwood Company and Jones Apparel Group, Inc. own 13 and 8 of the Company's vendors, respectively, which represented approximately 5.9% and 5.4% of total receipts for fiscal 2002, respectively. There can be no assurance that the Company will be able to acquire brand-name merchandise in sufficient quantities and on favorable terms, if at all, in the future.

  Foreign Merchandise Sourcing

     The Company's private-label programs are largely supported by products directly purchased from vendors located abroad. In addition, the Company believes that a substantial portion of its merchandise purchases from domestic vendors are manufactured abroad. These arrangements are subject to the risks of relying on products manufactured abroad, including import duties and quotas, loss of "most favored nation" trading status, currency fluctuations, work stoppages, economic uncertainties including inflation, foreign government regulations, lack of compliance by foreign manufacturers with U.S. consumer protection laws (for which, in respect of its private-label merchandise, the Company may be responsible as the importer of record) and intellectual property laws, political unrest including terrorism and war, and trade restrictions, including U.S. retaliation against unfair foreign practices. While the Company believes it could find alternative sources of supply for its private-label programs, an interruption or delay in supply from these foreign sources or the imposition of additional duties, taxes or other charges on these imports could have a material adverse effect on the Company, unless and until alternative supply arrangements are secured. Moreover, products from alternative sources may be of lesser quality or more expensive than those currently purchased by the Company.

  Inventory Control

     The Company maintains systems, programs and controls over its merchandise inventories to mitigate possible risks associated with shrinkage. These risks include losses primarily from: (i) customer and employee theft, (ii) merchandise transferred between the distribution centers and stores, (iii) store to store transfers, (iv) concealed shortages from vendors, and (v) merchandise returned to vendors. The Company conducts a complete physical inventory count near the end of each fiscal year in order to determine the Company's actual shrinkage results. For interim financial reporting purposes, the Company provides a reserve for shrinkage based principally upon its historical shrinkage experience. The amount of actual shrinkage could vary significantly from shrinkage reserves recorded in its interim financial statements throughout the year and, accordingly, could have a material effect (either positive or negative) on the Company's financial position, results of operations or cash flows for that year and the fourth quarter of such year.

  Reliance on Information Systems

     Since the Company's information systems are important to its success, it frequently upgrades its core information and in-store systems with current technology, when and where possible, in an effort to enhance financial and other operational controls. The Company also has implemented certain information systems disaster recovery plans to mitigate the risk of business interruptions related to information technology disasters. There can be no assurance that information technology systems will not become obsolete or fail, or that the execution of the Company's information systems disaster recovery plans will be successful.

  Seasonality

     The Company's business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning the third week of July and continuing through the first week of September) and the Easter season (beginning two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 38.9% of the Company's annual sales based on the Company's last three fiscal years ended February 1, 2003. In general, sales volume varies directly with customer traffic, which is heaviest during the fourth quarter of a fiscal year. Because of the seasonality of the Company's business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

  Fluctuation in Operating Results

     The Company's results of operations have fluctuated in the past, and are expected to fluctuate in the future, as a result of a variety of factors, including weather conditions, the timing of store openings and related advertising and pre-opening expenses, store closings and related write-offs, price increases by suppliers, actions by competitors, the competitiveness of the retail apparel environment and general economic conditions, and global political unrest.

  Reliance on Key Personnel

     The Company believes that its future success will depend significantly on the efforts and abilities of its senior executives, in particular Robert M. Goodfriend, Chairman of the Board of Directors and Chief Executive Officer. The loss of the services of Mr. Goodfriend, or other members of the Company's senior management could have a material adverse effect on the Company. The Company has employment agreements with its senior executives, other than Mr. Goodfriend. The Company believes that its future success will also largely depend upon its ability to attract and retain qualified employees. Competition for such personnel is intense and there can be no assurance that the Company will continue to be successful in attracting and retaining such personnel.

  Expansion and Management of Growth

     Prior to fiscal 2001, the Company had experienced significant growth by opening new stores. The Company reduced such growth in its store base in fiscal 2001 and 2002 as a result of the difficult economic environment and operating results in fiscal 2001 and plans to only resume moderate growth in fiscal 2003. Its future operating results still could be affected by its ability to identify suitable markets and sites for new stores, negotiate leases with acceptable terms and maintain adequate working capital. To serve its store growth, the Company must be able to achieve and maintain efficiency through the operation of its two distribution centers, one each in Knoxville, Tennessee and Russellville, Arkansas that currently services 225 and 103 of the Company's stores, respectively. The Company expects to begin processing shoes at its Russellville distribution center in early fiscal 2003, a process that was previously provided by a third party. In addition, the Company must be able to continue to hire, train and retain competent managers and store personnel. There can be no assurance that the Company will be able to expand its market presence in its existing markets or successfully enter new or contiguous markets by opening new stores or that any such expansion will not adversely affect the Company. Further, if the Company's management is unable to manage its growth effectively or closes a material number of stores, the Company could be materially and adversely affected.

  Pending Litigation

     The Company is involved in certain legal proceedings, including a class action race discrimination lawsuit and a counterfeiting and trademark infringement action. The ultimate outcome of such pending legal proceedings may have a material adverse effect on the Company's financial position, results of operations or cash flows. See "Item 3. -- Legal Proceedings."

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

     The following table reflects at February 1, 2003 the number of store leases that will expire in each indicated fiscal year if the Company: (i) does not exercise any of its renewal options and (ii) exercises all of its renewal options. This table does not reflect 14 store leases having month-to-month lease terms, but does include four leases executed as of February 1, 2003 for stores to be opened or relocated in fiscal 2003.

                                                         NUMBER OF               NUMBER OF
                                                       STORE LEASES            STORE LEASES
                                                       EXPIRING EACH           EXPIRING EACH
                                                          YEAR IF                 YEAR IF
                                                        NO RENEWALS            ALL RENEWALS
                   FISCAL YEAR                           EXERCISED               EXERCISED
                   -----------                     ---------------------   ---------------------
2003.............................................            25                       6
2004.............................................            33                       4
2005.............................................            21                       6
2006.............................................            30                       8
2007.............................................            37                      --
2008 and thereafter..............................           172                     294

ITEM 3.  LEGAL PROCEEDINGS

  Class Action Proceeding

     In February 1999, a lawsuit was filed in the United States District Court for the Middle District of Georgia and was served on the Company and Robert M. Goodfriend, its Chairman of the Board and Chief Executive Officer, by 20 named plaintiffs, generally alleging that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures and by maintaining unequal terms and conditions of employment. The plaintiffs further alleged that the Company maintained a racially hostile working environment.

     On February 28, 2003, a proposed Consent Decree was filed with the Court for its preliminary approval. The proposed Consent Decree sets forth the proposed settlement of this class action race discrimination lawsuit. Ultimately, class action certification was sought in the lawsuit only with respect to alleged discrimination in promotion to management positions and the proposed Consent Decree is limited to such claims. Generally, the proposed settlement provides for a payment by the Company in the aggregate amount of $3.2 million to the class members (including the named plaintiffs) and their counsel, as well as the Company's implementation of certain policies, practices and procedures regarding, among other things, training of employees. The Company expects that $3.1 million of such payment will be covered by its insurance. The proposed Consent Decree explicitly provides that it is not an admission of liability by the Company and the Company continues to deny all of the allegations. If the Court grants preliminary approval of the proposed Consent Decree, the Court may determine to schedule a hearing regarding the adequacy and fairness of the proposed settlement. At such hearing, any objections to the proposed settlement would be heard and the Court would consider whether to grant final approval. There can be no assurance that such preliminary or final approvals to the Consent Decree will be granted or that the settlement will not be overturned on appeal.

  Hilfiger Matter

     In July 2000, Tommy Hilfiger Licensing, Inc. ("Hilfiger") commenced an action against the Company in the United States District Court for the Northern District of Georgia, alleging, among other things, counterfeiting and trademark infringement (the "Hilfiger Matter"). The counterfeiting claims arose out of Goody's sale of t-shirts bearing certain Hilfiger trademarks that Goody's purchased from certain vendors, which Goody's believed at the time to be genuine. According to Hilfiger's complaint, these items bore counterfeit Hilfiger logos. The trademark infringement claims arose out of Goody's sale of private label denim products. Hilfiger is seeking compensatory damages in excess of $10 million and damages allowed by statute (including treble damages).

     In September 2002, the Court granted Hilfiger's motion for partial summary judgment as to liability relating to the Goody's sale of counterfeit Hilfiger t-shirts. The Court determined that Hilfiger is entitled to recover Goody's profits on those t-shirts in an amount to be determined at trial. The Court denied Hilfiger's motion for summary judgment in all other respects. The Court also denied, in its entirety, a motion made by Goody's for summary judgment.

     A bench trial for the Hilfiger Matter concluded on March 13, 2003. Post trial briefs are due to the Court on or about April 11, 2003, after which the judge is expected to render a decision. Goody's believes that it has meritorious arguments to limit the amount of damages awarded to Hilfiger on its claims for counterfeiting and meritorious defenses to Hilfiger's claims of trademark infringement.

     Following the commencement of the Hilfiger Matter, Goody's filed suit in November 2000 against its suppliers of the counterfeit Hilfiger t-shirts alleging, among other things, breach of contract and fraudulent misrepresentation. The sellers asserted certain counterclaims. In October 2002, the Court entered judgment in favor of Goody's on its claims and denied defendants' counterclaim. The Court reserved ruling on damages pending the outcome of the Hilfiger Matter. However, no assurance can be given that Goody's will be able to collect from the defendants any amount awarded to it as damages.

     In June 2002, Hilfiger brought an action against Sun Apparel, Inc. ("Sun"), a Goody's denim supplier, alleging trademark infringement arising out of Sun's manufacture of the allegedly infringing labels that gave rise to Hilfiger's trademark infringement claims against Goody's (the "Sun Matter"). Goody's has certain indemnification obligations to Sun and is paying for the defense of the Sun Matter. The Sun Matter is in its preliminary stages, and only limited discovery has been allowed. At Sun's request, the Court has informally stayed the Sun Matter pending the outcome of the Hilfiger Matter. Goody's believes that Sun has meritorious defenses to this action and is prepared to defend vigorously the claims against Sun. In addition, Goody's believes that there may be insurance coverage available for all or a portion of the liability, if any, resulting from the Sun Matter. However, the insurers have not yet agreed to provide indemnity to Goody's for the Sun Matter.

     The Company has insurance in an amount which it believes is sufficient to cover the liability, if any, and legal fees resulting from the Hilfiger Matter. At the time the Hilfiger Matter commenced, the primary insurer indicated that it would reimburse Goody's for its legal fees and expenses. In February 2003, after several unsuccessful attempts to obtain such reimbursement, Goody's filed an insurance coverage action against the insurers (the "Insurance Matter"). Following the commencement of such action, the primary insurer agreed to reimburse Goody's for a substantial portion of its past and future legal expenses. However, the insurance carriers have reserved their rights regarding their obligations to indemnify Goody's against damages resulting from the Hilfiger claims and the carriers have asserted certain defenses against their indemnity obligations. As a result, the Company could be required to contribute to any damage award assessed by the Court.

     The results of the three matters described in this section cannot be predicted with any certainty. An unfavorable resolution of the Hilfiger Matter and/or the Sun Matter, in conjunction with an adverse outcome of the Insurance Matter could have a material adverse effect on the Company's financial position, results of operations or cash flows.

  Other Matters

     In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company has various insurance policies in place in the event of unfavorable outcomes from such proceedings. The insurance companies' level of, and willingness to, support their coverage could vary depending upon the circumstances of each particular case. As such, there can be no assurance as to the level of support available from insurance policies. The Company, after considering all available information for all legal proceedings (including the matters noted in the foregoing paragraphs), has recorded an estimate for such liabilities, including legal fees, as of February 1, 2003. The Company does not currently believe that the ultimate outcome of all such pending legal proceedings (other than the matters noted in the foregoing paragraphs), individually and in the aggregate, would have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

                                              FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                              -------------   --------------   -------------   --------------
FISCAL 2002
  High......................................      $9.40           $12.00           $6.48           $5.15
  Low.......................................       3.70             3.02            3.80            3.16
FISCAL 2001
  High......................................      $6.25           $ 5.27           $5.34           $5.00
  Low.......................................       3.55             3.20            2.78            3.30

     The Company has never declared, nor has it paid, any cash dividends on the Common Stock. The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on the Common Stock in the foreseeable future.

     At March 14, 2003, there were 494 shareholders of record and approximately 6,000 persons or entities that held Common Stock in nominee name. On March 14, 2003, the closing price of the Common Stock was $3.18.

     The Company has options outstanding under four stock option plans: the Amended and Restated 1991 Stock Incentive Plan (the "1991 Plan"), the Amended and Restated 1993 Stock Option Plan (the "1993 Plan"), the Amended and Restated 1997 Stock Option Plan (the "1997 Plan"), and the Amended and Restated Discounted Stock Option Plan for Directors (the "Directors Plan") (collectively, the "Equity Compensation Plans"). The material terms of the Equity Compensation Plans are described below.

     The following table gives certain information about the Equity Compensation Plans as of February 1, 2003.

                                                                 WEIGHTED-
                                                              AVERAGE EXERCISE
                                    NUMBER OF SECURITIES          PRICE OF        NUMBER OF SECURITIES
                                     TO BE ISSUED UPON          OUTSTANDING      REMAINING AVAILABLE FOR
                                        EXERCISE OF               OPTIONS,        FUTURE ISSUANCE UNDER
                                    OUTSTANDING OPTIONS,        WARRANTS AND       EQUITY COMPENSATION
         PLAN CATEGORY              WARRANTS AND RIGHTS            RIGHTS                 PLANS
         -------------           --------------------------   ----------------   -----------------------
Equity Compensation Plans
  approved by security
  holders......................          3,760,199                 $6.88                1,950,682
Equity Compensation Plans not
  approved by security
  holders......................               None                   N/A                     None
                                         ---------                 -----                ---------
Total..........................          3,760,199                 $6.88                1,950,682
                                         =========                 =====                =========

     The 1991 Plan, 1993 Plan and 1997 Plan provide for the grant of nonqualified and incentive stock options to key employees and directors and formula options to non-employee directors. The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the Common Stock for incentive options or formula options on the date of grant (based upon the closing sales price of the Common Stock for the business day immediately preceding the date of grant)) and the vesting and exercise periods. The options typically vest in equal installments over five years from the date of grant and are generally exercisable up to 10 years from the date of grant. The Company is authorized to issue an aggregate of 2,000,000 shares of Common Stock under the 1993 Plan and 3,500,000 shares of Common Stock under the 1997 Plan. The 1991 Plan terminated in September 2001 and the Company is no longer entitled to issue options thereunder. However, at February 1, 2003, an aggregate of 418,537 options remain outstanding under the 1991 Plan. The 1993 Plan will terminate in April 2003.

     The Company's shareholders approved the 1991 Plan on September 12, 1991, the 1993 Plan on July 8, 1993, and approved the 1997 Plan on June 18, 1997 (and amendments thereto on June 19, 2002).

     Under the Directors Plan, non-employee directors may elect to receive options to purchase Common Stock at an exercise price equal to 50% of the fair market value of the Common Stock on the date of grant (based upon the closing sales price of the Common Stock for the business day immediately preceding the date of grant) in lieu of cash for their director fees. These options vest one year from the date of grant and are exercisable up to 20 years from the date of grant. The Company is authorized to issue an aggregate of 500,000 shares of Common Stock under the Directors Plan.

     The Company's shareholders approved the Directors Plan on July 8, 1993 (and amendments thereto on June 19, 1996 and June 19, 2002).

ITEM 6.  SELECTED FINANCIAL DATA

                                                                    FISCAL YEAR
                                         ------------------------------------------------------------------
                                            2002          2001        2000(1)         1999          1998
                                         ----------    ----------    ----------    ----------    ----------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND
                                                            SALES PER GROSS SQUARE FOOT)
INCOME STATEMENT DATA
Sales.................................   $1,193,405    $1,192,546    $1,250,604    $1,180,930    $1,057,015
Cost of sales and occupancy
  expenses............................      853,583       895,077       912,588       868,145       769,720
                                         ----------    ----------    ----------    ----------    ----------
Gross profit..........................      339,822       297,469       338,016       312,785       287,295
Selling, general and administrative
  expenses............................      328,375       328,997       319,025(2)    284,134       244,994
Restructuring (credit) charge(3)......          (74)        1,335            --            --            --
                                         ----------    ----------    ----------    ----------    ----------
Earnings (loss) from operations.......       11,521       (32,863)       18,991        28,651        42,301
Investment income.....................          624           806         2,482         2,970         2,231
Interest expense......................           24           249           126            61           374
                                         ----------    ----------    ----------    ----------    ----------
Earnings (loss) before income taxes...       12,121       (32,306)       21,347        31,560        44,158
Provision (benefit) for income
  taxes...............................        4,545       (12,115)        8,005        11,835        16,471
                                         ----------    ----------    ----------    ----------    ----------
Net earnings (loss)...................   $    7,576    $  (20,191)   $   13,342    $   19,725    $   27,687
                                         ==========    ==========    ==========    ==========    ==========
Earnings (loss) per common share:
  Basic...............................   $     0.23    $    (0.62)   $     0.41    $     0.59    $     0.84
                                         ==========    ==========    ==========    ==========    ==========
  Diluted.............................   $     0.23    $    (0.62)   $     0.41    $     0.59    $     0.81
                                         ==========    ==========    ==========    ==========    ==========
Weighted average common shares
  outstanding (in thousands):
  Basic...............................       32,525        32,441        32,527        33,193        33,155
                                         ==========    ==========    ==========    ==========    ==========
  Diluted.............................       33,021        32,441        32,639        33,628        34,267
                                         ==========    ==========    ==========    ==========    ==========
SELECTED OPERATING DATA
Stores open (at year end).............          328           332           317           287           257
Gross store square footage (in
  thousands, at year end).............        9,147         9,256         8,694         7,904         7,026
Comparable store sales (decrease)
  increase(4).........................         (1.2)%        (8.5)%        (4.8)%        (2.1)%        0.5%
Sales per gross square foot(5)........   $      133    $      136    $      152    $      160    $      160
Average sales per store(6)............        3,653         3,670         4,148         4,302         4,363
Capital expenditures..................        7,524        15,258        43,329        31,293        22,855
Depreciation and amortization.........       22,695        23,779        20,068        16,624        13,861
BALANCE SHEET DATA (AT YEAR END)
Working capital.......................   $  112,632    $   85,244    $   93,538    $  104,213    $  102,598
Total assets..........................      415,847       396,234       435,701       423,293       377,173
Long-term debt........................           --            --            --            --           318
Shareholders' equity..................      211,133       202,716       222,147       211,006       195,477

---------------

(1) Consists of 53 weeks -- all other years presented consist of 52 weeks.
(2) Beginning January 30, 2000, the first day of fiscal 2000, the Company changed its policy to recognize the sale and the related gross profit from layaways upon delivery of the merchandise to the customer. The cumulative effect of this change at January 30, 2000 was $331,000 ($207,000 after tax) and is included in selling, general and administrative expenses in fiscal 2000. See Note 1 in the Notes to the Consolidated Financial Statements.
(3) The restructuring (credit) charge consisted primarily of severance related activities associated with a planned reduction in work force and professional fees associated with the reduction program. See Note 9 in the Notes to the Consolidated Financial Statements.
(4) Comparable store sales are based on stores that operated throughout the fiscal year (including relocated, remodeled and expanded stores) and that were in operation for the entire previous fiscal year (computed on comparable 52-week periods).
(5) Sales per gross square foot is calculated by dividing (i) sales from stores that operated throughout the fiscal year (including relocated, remodeled and expanded stores) and that were in operation for the entire previous fiscal year (computed on comparable 52-week periods) by (ii) the gross square footage related to those stores.
(6) Average sales per store is calculated by dividing (i) total sales during such fiscal year less sales attributable to new stores opened and stores closed during the fiscal year by (ii) the number of stores open at the end of the fiscal year less new stores opened during the fiscal year.

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

     The Audit Committee of the Board of Directors, consisting solely of outside directors, serves in an oversight role to assure the integrity and objectivity of the Company's financial reporting process. The independent auditors are ultimately accountable to the Audit Committee, which has the ultimate authority and responsibility to select, compensate, evaluate and, where appropriate, replace the independent auditors. The Audit Committee also oversees the resolution of any financial reporting disagreements between management and the independent auditors, reviews the independence and performance of the independent auditors and the experience and qualifications of the partners and managers of the independent auditor team. The Audit Committee annually appoints the independent auditors or approves any discharge of the independent auditors when circumstances warrant. The Audit Committee also meets periodically with management, and the independent and internal auditors, to assure they are carrying out their responsibilities. The independent and internal auditors have full and free access to the Audit Committee and meet with it periodically with and without management's presence.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that require the Company to make estimates and assumptions. The SEC issued disclosure guidance for "critical accounting policies." The SEC defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments that are inherently uncertain and may change in subsequent periods.

     The Company believes that of its significant accounting policies (see Note 1 in the Notes to Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity. Actual results may ultimately differ from these estimates.

     Inventory valuation. The Company's inventories are stated at the lower of weighted average cost or market. The Company computes the weighted average cost utilizing specific identification at the stock-keeping unit level multiplied by the weighted average cost for such stock-keeping unit.

     In most cases, the expected sales value (i.e., market value) of the Company's inventory is higher than its cost. However, as the Company progresses through a selling season, certain merchandise may be currently, or in the future, marked to sell or ultimately sold below the cost for that item. As a result, there is a high degree of judgment and complexity in determining the market value of such inventories. For inventories on hand at any given fiscal quarter end, the Company estimates the future selling price of its merchandise, given its current selling price and its planned promotional activities, and provides a reserve for the difference between cost and the expected selling price for all items expected to be sold below cost.

     The Company conducts a chainwide physical inventory count near the end of each fiscal year and adjusts the Company's records to reflect the actual inventory counts. For interim financial reporting quarters, the Company provides a reserve for shrinkage based principally on historical shrinkage experience.

     Contingencies. The Company evaluates contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." Accordingly, when a material loss contingency exists, the Company accrues an estimated loss when the likelihood that the future event or events will confirm the loss or the incurrence of a liability is probable and the amount of loss can be reasonably estimated. If no accrual is made for a material loss contingency because both of the above conditions are not met, or if an exposure to loss exists materially in excess of an accrual that is made, disclosure regarding the contingency is made when there is at least a reasonable possibility that a loss or additional loss may be incurred. A description of certain legal proceedings involving the Company can be found in Part I, Item 3, "Legal Proceedings" and in Note 10 in the Notes to Consolidated Financial Statements.

     Impairment of long-lived assets. The Company periodically evaluates its investment in long-lived assets used in operations at the individual store level that is the lowest level at which individual cash flows can be identified. When evaluating assets for potential impairment, the Company first compares the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). The individual store's estimated future cash flows are based on the Company's estimated future results given perceived local market conditions, the local economy and historical results. If the individual store's estimated future cash flows used in this analysis are less than the carrying amount of the asset, impairment is indicated. The impairment loss would then be recorded and is generally measured as the excess of the carrying amount of the asset over the asset's estimated fair value (generally based upon future discounted cash flows.) In addition, a decision to close a store, prior to the expiration of its underlying lease, generally results in increased depreciation and amortization over the remaining revised useful life of property and equipment.

     Insurance. The Company is self-insured for workers' compensation, employee health benefits and general liability up to a predetermined stop-loss amount. Third party insurance coverage is maintained for claims that exceed the predetermined stop-loss amount. The Company's self-insurance accruals are calculated using loss development factors used by standard insurance industry actuarial assumptions and the Company's historical claims experience. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

     Income taxes. The Company records reserves for estimates of probable settlements of tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues.

RESULTS OF OPERATIONS -- FOURTH QUARTER FISCAL 2002 COMPARED WITH FOURTH QUARTER FISCAL 2001

     The following table sets forth the Company's unaudited results of operations for the quarters indicated (in thousands, except per share amounts):

                                                              FOURTH QUARTER
                                                   -------------------------------------
                                                   2002 (13 WEEKS)      2001 (13 WEEKS)
                                                   ----------------     ----------------
Sales............................................  $357,532   100.0%    $363,102   100.0%
Cost of sales and occupancy expenses.............   258,723    72.4      284,269    78.3
                                                   --------   -----     --------   -----
Gross profit.....................................    98,809    27.6       78,833    21.7
Selling, general and administrative expenses.....    92,793    25.9       90,048    24.8
Restructuring charge.............................        --     0.0        1,335     0.3
                                                   --------   -----     --------   -----
Earnings (loss) from operations..................     6,016     1.7      (12,550)   (3.4)
Investment income................................       217     0.1          283     0.0
Interest expense.................................        15     0.0           12     0.0
                                                   --------   -----     --------   -----
Earnings (loss) before income taxes..............     6,218     1.8      (12,279)   (3.4)
Provision (benefit) for income taxes.............     2,332     0.7       (4,605)   (1.3)
                                                   --------   -----     --------   -----
Net earnings (loss)..............................  $  3,886     1.1%    $ (7,674)   (2.1)%
                                                   ========   =====     ========   =====
Earnings (loss) per common share:
  Basic..........................................  $   0.12             $  (0.24)
                                                   ========             ========
  Diluted........................................  $   0.12             $  (0.24)
                                                   ========             ========
Weighted average common shares outstanding:
  Basic..........................................    32,556               32,451
                                                   ========             ========
  Diluted........................................    32,656               32,451
                                                   ========             ========

     Overview. In the fourth quarter of fiscal 2002, the Company did not open or close any stores, but did relocate one store, leaving the total number of stores at February 1, 2003 at 328, compared with 332 at February 2, 2002. In the fourth quarter of fiscal 2001, the Company did not open, relocate or close any stores. Net earnings were $3,886,000, or 1.1% of sales, in the fourth quarter of fiscal 2002 compared with a net loss of $7,674,000, or 2.1% of sales, in the fourth quarter of fiscal 2001.

     Sales. Sales for the fourth quarter of fiscal 2002 (which contained 13 weeks) were $357,532,000, a 1.5% decrease from the $363,102,000 for the fourth quarter of fiscal 2001 (which also contained 13 weeks). This decrease of $5,570,000 consisted of: (i) a $1,443,000 decrease in comparable store sales and
(ii) a $4,127,000 decrease of total sales from new, transition and closed stores that are not included in comparable store sales. Comparable store sales for the fourth quarter of fiscal 2002 decreased 0.4% compared with the corresponding period of the previous fiscal year. The Company believes the decline in comparable store sales in the fourth quarter of fiscal 2002 was due, in part, to general economic uncertainty and a difficult retail environment.

     Gross profit. Gross profit for the fourth quarter of fiscal 2002 was $98,809,000, or 27.6% of sales, a $19,976,000 increase compared with the $78,833,000, or 21.7% of sales, in gross profit generated for the fourth quarter of fiscal 2001. The 5.9% increase in the gross profit rate, as a percent of sales, in the fourth quarter of fiscal 2002 compared with the fourth quarter of fiscal 2001 consisted primarily of a 6.1% decrease in cost of sales as a result of (i) the Company being less promotional in overall pricing and (ii) favorable shrinkage results (that benefited the fourth fiscal quarter of 2002 by 1.9% of the 6.1% decrease in cost of sales), offset by a 0.2% increase in occupancy costs that were not leveraged, as a percent of sales, due to higher occupancy costs for new and relocated stores.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the fourth quarter of fiscal 2002 were $92,793,000, or 25.9% of sales, a $2,745,000 increase compared with the $90,048,000, or 24.8% of sales, for the fourth quarter of fiscal 2001. The 1.1% increase in selling, general and administrative expenses, as a percent of sales, in the fourth quarter of fiscal 2002 compared with the fourth quarter of fiscal 2001 resulted primarily from increases of: (i) 0.6% for legal fees and contingencies, (ii) 0.5% for insurance, including workers' compensation expense, (iii) 0.5% in impairment charges for property and equipment relating to under-performing stores, (iv) 0.3% for advertising and promotional expenses, offset by decreases of (v) 0.2% in payroll expenses and (vi) 0.6% in all other selling, general and administrative expenses.

     Restructuring charge. In the fourth quarter of fiscal 2001 the Company recorded a restructuring charge of $1,335,000, primarily consisting of severance costs associated with a planned reduction in work force and professional fees associated with the reduction program.

     Investment income. Investment income for the fourth quarter of fiscal 2002 decreased by $66,000 compared with the fourth quarter of fiscal 2001 primarily related to lower investment rates of return.

     Interest expense. Interest expense for the fourth quarter of fiscal 2002 increased by $3,000 compared with the fourth quarter of fiscal 2001.

     Income taxes. The provision for income taxes for the fourth quarter of fiscal 2002 was $2,332,000, for an effective tax rate of 37.5% of earnings before income taxes, compared with a benefit for income taxes of $4,605,000, for an effective tax rate of 37.5% of loss before income taxes, for the fourth quarter of fiscal 2001.

RESULTS OF OPERATIONS -- FISCAL 2002, 2001 AND 2000

     The following table sets forth the Company's results of operations as a percent of sales for the fiscal years indicated:

                                                                    FISCAL YEAR
                                                        ------------------------------------
                                                           2002         2001         2000
                                                        (52 WEEKS)   (52 WEEKS)   (53 WEEKS)
                                                        ----------   ----------   ----------
Sales.................................................    100.0%       100.0%       100.0%
Cost of sales and occupancy expenses..................     71.5         75.1         73.0
                                                          -----        -----        -----
Gross profit..........................................     28.5         24.9         27.0
Selling, general and administrative expenses..........     27.5         27.6         25.5
Restructuring charge..................................       --          0.1           --
                                                          -----        -----        -----
Earnings (loss) from operations.......................      1.0         (2.8)         1.5
Investment income.....................................      0.0          0.1          0.2
Interest expense......................................      0.0          0.0          0.0
                                                          -----        -----        -----
Earnings (loss) before income taxes...................      1.0         (2.7)         1.7
Provision (benefit) for income taxes..................      0.4         (1.0)         0.6
                                                          -----        -----        -----
Net earnings (loss)...................................      0.6%        (1.7)%        1.1%
                                                          =====        =====        =====

  Fiscal 2002 Compared with Fiscal 2001

     Overview. In fiscal 2002, the Company opened two new stores, relocated two stores, remodeled five stores, and closed six stores, bringing the total number of stores at February 1, 2003 to 328 compared with 332 at February 2, 2002. In fiscal 2001, 18 new stores were opened, 9 stores were relocated, 3 stores were remodeled, and 3 stores were closed. The Company had net earnings of $7,576,000, or 0.6% of sales, in fiscal 2002, compared with a net loss of $20,191,000, or 1.7% of sales, in fiscal 2001.

     Sales. Sales for fiscal 2002 were $1,193,405,000, a 0.1% increase from the $1,192,546,000 for fiscal 2001. This increase of $859,000 consisted of: (i) a $14,637,000 increase of total sales from new, transition and closed stores that are not included in comparable store sales, offset by (ii) a $13,778,000 decrease in comparable store sales. Comparable store sales for fiscal 2002 decreased 1.2% compared with fiscal 2001. The Company believes the decline in comparable store sales for fiscal 2002 was due, in part, to general economic uncertainty and a difficult retail environment.

     Gross profit. Gross profit for fiscal 2002 was $339,822,000, or 28.5% of sales, a $42,353,000 increase from the $297,469,000, or 24.9% of sales, in gross profit generated for fiscal 2001. The 3.6% increase in the gross profit rate, as a percent of sales, in fiscal 2002 compared with fiscal 2001 resulted primarily from a 3.8% decrease in cost of sales due to: (i) the Company being less promotional in overall pricing and (ii) favorable shrinkage results (that benefited fiscal 2002 by 0.5% of the 3.8% decrease in cost of sales), offset by
(iii) a 0.2% increase in occupancy costs that was due to higher occupancy costs for new and relocated stores and lack of expense leverage.

     Selling, general and administrative expenses. Selling, general and administrative expenses for fiscal 2002 were $328,375,000, or 27.5% of sales, a decrease of $622,000 from $328,997,000 for fiscal 2001, or 27.6% of sales. The 0.1% decrease in selling, general and administrative expenses, as a percent of sales, in fiscal 2002 compared with fiscal 2001 resulted primarily from a decrease of: (i) 0.5% in payroll costs, and (ii) 0.4% in other selling, general and administrative expenses, offset by increases of (iii) 0.3% in advertising and promotional expenses, (iv) 0.3% in legal fees and contingencies, and (v) 0.2% in impairment charges for property and equipment relating to under-performing stores.

     Restructuring (credit) charge. The Company recorded a net restructuring credit of $74,000 in fiscal 2002 and a restructuring charge of $1,335,000 in fiscal 2001 primarily consisting of severance costs associated with a planned reduction in work force and professional fees associated with the reduction program.

     Investment income. Investment income for fiscal 2002 decreased by $182,000 compared with fiscal 2001 primarily due to lower rates of return.

     Interest expense. Interest expense for fiscal 2002 decreased by $225,000 compared with fiscal 2001. The decrease reflected the absence of borrowings under the credit facility during fiscal 2002.

     Income taxes. The provision for income taxes for fiscal 2002 was $4,545,000, for an effective tax rate of 37.5% of earnings before income taxes, compared with a benefit for income taxes of $12,115,000, for an effective tax rate of 37.5% of loss before income taxes, for fiscal 2001.

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

     Sales. Sales for fiscal 2001 (which contained 52 weeks) were $1,192,546,000, a 4.6% decrease from the $1,250,604,000 for fiscal 2000 (which contained 53 weeks). This decrease of $58,058,000 consisted of: (i) $15,950,000 in sales from the additional week included in fiscal 2000, (ii) a $98,211,000 decrease in comparable store sales, offset by (iii) a $56,103,000 increase from new, transition and closed stores that are not included in comparable store sales. Comparable store sales for fiscal 2001 (on a 52-week basis) decreased 8.5% compared with fiscal 2000. The Company believes the decline in comparable store sales for fiscal 2001 was due, in part, to the unseasonable weather, the loss of market share related to ineffective marketing efforts, the events of September 11, 2001 and the subsequent war, the generally weak economy, and a very promotional and competitive retail apparel environment.

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

     Restructuring charge. In fiscal 2001, the Company recorded a restructuring charge of $1,335,000 primarily consisting of severance costs associated with a planned reduction in work force and professional fees associated with the reduction program.

     Investment income. Investment income for fiscal 2001 decreased by $1,676,000 compared with fiscal 2000 primarily due to lower rates of return.

     Interest expense. Even though borrowing rates were lower in fiscal 2001 as compared with fiscal 2000, interest expense for fiscal 2001 increased by $123,000 compared with fiscal 2000 due to higher levels of borrowing in the third and fourth fiscal quarters of fiscal 2001.

     Income taxes. The benefit for income taxes for fiscal 2001 was $12,115,000, for an effective tax rate of 37.5% of loss before income taxes, compared with a provision for income taxes of $8,005,000, for an effective tax rate of 37.5% of earnings before income taxes, for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

  Financial position

     The Company's primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility. The Company's working capital was $112,632,000 at February 1, 2003 compared with $85,244,000 at February 2, 2002 and $93,538,000 at February 3, 2001.

     In May 2001, the Company entered into a five-year $130,000,000 syndicated revolving loan and security agreement (the "credit facility") that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company's eligible inventories. The credit facility is secured primarily by the Company's inventories, receivables, and cash and cash equivalents, which at February 1, 2003 aggregated $241,280,000. Of this amount, approximately $141,250,000 represented the borrowing base, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at February 1, 2003 was approximately $83,360,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. If this financial covenant had been applicable at February 1, 2003, the minimum tangible net worth required would have been $184,196,000. At February 1, 2003, the Company's tangible net worth was $211,133,000. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate.

     At February 1, 2003 and February 2, 2002, the Company had no cash borrowings under the credit facility, and had letters of credit outstanding not yet reflected in accounts payables of $31,758,000 and $22,758,000, respectively. There were no cash borrowings during fiscal 2002 compared with average borrowings of $5,650,000 during fiscal 2001, with the highest balance of $38,000,000 in November 2001. Letters of credit outstanding averaged $40,189,000 during fiscal 2002 compared with $36,241,000 during fiscal 2001, with the highest balance of $51,525,000 in December 2002 compared with $49,169,000 in May and June 2001. The weighted average interest rates on cash borrowings in fiscal 2001 was 4.4%.

  Future Commitments

     The table below sets forth the Company's commercial commitments related to real estate leases for its stores, data processing and equipment leases, service fees associated with the Company's outsourced shoe distribution function, and letters of credit:

                                              PAYMENTS DUE BY FISCAL YEAR (IN THOUSANDS)
                           ---------------------------------------------------------------------------------
                              TOTAL         2003          2004       2005      2006      2007     THEREAFTER
                           -----------   -----------   ----------   -------   -------   -------   ----------
Operating Leases.........  $   453,166   $    68,171   $   62,661   $56,560   $51,852   $46,064    $167,858
Distribution Services....      101,877       101,877           --        --        --        --          --
Documentary Letters of
  Credit.................   43,218,000    43,218,000           --        --        --        --          --
Standby Letters of Credit
  for Insurance..........    3,365,000            --    3,365,000        --        --        --          --

     In fiscal 1999, the Company entered into a split-dollar life insurance agreement, whereby the Company agreed to pay the premiums for certain second-to-die policies insuring the lives of Mr. and Mrs. Robert M. Goodfriend, which policies are owned by a trust for the benefit of the Goodfriends' children. The Company had planned to pay premiums on such policies of $2.4 million in fiscal 2002, and repay in fiscal 2003 a $1.3 million loan that had been taken against such policies in fiscal 2001. However, the Company has postponed premium payments on these split-dollar policies pending clarification of certain provisions in the Sarbanes-Oxley Act of 2002. The Company has certain rights under this agreement, including the right to terminate these policies at any time prior to the occurrence of certain "restricting events." See Note 8 in the Notes to Consolidated Financial Statements.

     In June 1999, the Board of Directors authorized the Company to spend up to $20 million to repurchase Common Stock. Through February 1, 2003, the Company repurchased an aggregate of $7.4 million. The Company made no purchases during fiscal 2002.

     From time to time the Company enters into certain types of agreements that contingently require the Company to indemnify parties against third party claims. Generally, these agreements relate to: (i) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company's request or otherwise on its behalf, (ii) an agreement with a private label vendor to indemnify it against trademark and copyright infringement claims concerning merchandise it manufactures on behalf of the Company, (iii) real estate leases, under which the Company may agree to indemnify the landlords for claims arising from the Company's use of the property, and (iv) agreements with the Company's officers, directors and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company's Charter and By-laws also provide for the indemnification of the Company's directors, officers, employees and agents to the fullest extent permitted by the Tennessee Business Corporation Act. The Company has Directors and Officers Liability Insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

     The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No material liabilities have been recorded for these obligations on the Company's balance sheet as of February 1, 2003.

  Cash flows

     Operating activities provided cash of $52,864,000, $7,191,000 and $11,298,000 in fiscal 2002, fiscal 2001 and 2000, respectively, and included the following effects:

     - Cash used for inventories in fiscal 2002 of $52,000 was primarily the result of the Company managing inventory levels to approximate those levels at the end of fiscal 2001. Cash provided by inventories in fiscal 2001 was $27,749,000 and cash used for inventories for fiscal 2000 was $24,826,000.

     - Cash used for accounts payable -- trade in fiscal 2002, 2001 and 2000 of $9,165,000, $14,794,000 and $13,828,000, respectively, was a result of a lower accounts payable to inventory ratio for fiscal 2002 and fiscal 2000 and lower inventory levels for fiscal 2001.

     - Depreciation and amortization expenses were $22,695,000, $23,779,000 and $20,068,000 in fiscal 2002, 2001 and 2000, respectively. The decrease in depreciation and amortization in fiscal 2002 was due primarily to lower capital expenditures for new, relocated and remodeled stores.

     Cash flows used in investing activities reflected a $7,165,000, $15,215,000 and $43,277,000 net use of cash for fiscal 2002, 2001 and 2000, respectively. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores, the new distribution center in Russellville, Arkansas (in fiscal 2000), as well as for upgrading information technology, and for general corporate purposes.

     Financing activities provided cash of $525,000 in fiscal 2002 from the exercise of stock options. Cash used in financing activities was $920,000 and $2,570,000 in fiscal 2001 and 2000, respectively. The Company used cash in fiscal 2000 of $2,931,000 to repurchase 533,000 shares of Common Stock.

  Outlook

     For fiscal 2003, the Company currently expects to open approximately 10 new stores, relocate or remodel approximately 14 of its existing stores and close approximately 5 stores. Additionally, the Company's business plan for fiscal 2003 calls for: (i) comparable store sales to increase in the low single digits for the full fiscal year, with a larger portion of the increase during the second half of the fiscal year, (ii) a modest increase in gross profit rate over fiscal 2002, (iii) a modest increase in selling, general and administrative expenses with the expense rate modestly decreasing, (iv) an effective income tax rate of approximately 37.0%, (v) capital expenditures of approximately $22.0 million (most of which is allocated for new and existing stores including new point-of-sale, scanners and back-office systems for most of its relocated, remodeled and new stores), and (vi) depreciation of approximately $23.0 million. Actual results may vary from the business plan and an adverse outcome from the risks and uncertainties described in the section above captioned "Certain Factors That May Affect Future Results" could have a material adverse effect on the Company's fiscal 2003 business plan.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements listed under the heading "(a)(1) Consolidated Financial Statements" of Item 15 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the captions "Item 1. Election of Directors -- Biographies of Director Nominees, Directors, and Executive Officers" and "Item 1. Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders currently scheduled to be held on June 18, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to information under the caption "Item 1. Election of Directors -- Executive Compensation and Other Information" in the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders currently scheduled to be held on June 18, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to information under the caption "Item 1. Election of Directors -- Share Ownership" in the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders currently scheduled to be held on June 18, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to information under the caption "Item 1. Election of Directors -- Certain Transactions with Directors and Officers" in the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders currently scheduled to be held on June 18, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

     The following consolidated financial statements of Goody's and the Independent Auditors' Report thereon are included in Item 8 above:

     - Independent Auditors' Report.

     - Consolidated Statements of Operations for each of the three fiscal years in the period ended February 1, 2003.

     - Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002.

     - Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended February 1, 2003.

     - Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended February 1, 2003.

     - Notes to Consolidated Financial Statements for each of the three fiscal years in the period ended February 1, 2003.

(a)(2) Financial Statement Schedules

     All financial statement schedules are omitted as the required information is inapplicable.

(a)(3) Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT LIST

EXHIBIT
  NO.     REF.                                 DESCRIPTION
-------   ----                                 -----------
  3.1     b       --   Amended and Restated Charter of the Registrant
  3.2     c       --   Amended and Restated Bylaws of the Registrant
  4.1             --   See Exhibits 3.1 and 3.2 for provisions of the Amended and
                       Restated Charter and Amended and Restated Bylaws of the
                       Registrant defining rights of holders of Common Stock of the
                       Registrant
 10.34    d       --   Goody's Family Clothing, Inc. Employee Payroll Investment
                       Plan*
 10.35    e       --   Employment letter from the Registrant to Jay D. Scussel*
 10.36    e       --   Indemnification agreement between the Registrant and Robert
                       M. Goodfriend*
 10.39    e       --   Indemnification agreement between the Registrant and Samuel
                       J. Furrow*
 10.40    e       --   Indemnification agreement between the Registrant and Robert
                       F. Koppel*
 10.41    e       --   Indemnification agreement between the Registrant and Cheryl
                       L. Turnbull*
 10.44    f       --   Indemnification agreement between the Registrant and Irwin
                       L. Lowenstein*
 10.50    g       --   Amendment to the Goody's Family Clothing, Inc. Employee
                       Payroll Investment Plan*
 10.53    h       --   Employment agreement between the Registrant and Edward R.
                       Carlin dated May 20, 1998*
 10.55    h       --   Employment agreement between the Registrant and David R.
                       Mullins dated May 20, 1998*
 10.56    i       --   Employment agreement between the Registrant and Bruce E.
                       Halverson dated May 20, 1998*
 10.58    i       --   Employment agreement between the Registrant and John J.
                       Okvath, III dated May 20, 1998*
 10.59    i       --   Employment agreement between the Registrant and Jay D.
                       Scussel dated May 20, 1998*

EXHIBIT
  NO.     REF.                                 DESCRIPTION
-------   ----                                 -----------
 10.61    i       --   Employment agreement between the Registrant and Bobby Whaley dated May 20, 1998*
 10.62    i       --   Severance agreement between the Registrant and Regis J.
                       Hebbeler dated May 20, 1998*
 10.72    l       --   Split-Dollar Life Insurance Agreement between the
                       Registrant, Robert and Wendy Goodfriend Irrevocable Trust,
                       and Robert M. Goodfriend*
 10.79    n       --   Goody's Family Clothing, Inc. Amended and Restated 1991
                       Stock Incentive Plan*
 10.80    n       --   Goody's Family Clothing, Inc. Amended and Restated 1993
                       Stock Option Plan*
 10.81    n       --   Goody's Family Clothing, Inc. Amended and Restated 1997
                       Stock Option Plan*
 10.82    n       --   Goody's Family Clothing, Inc. Amended and Restated
                       Discounted Stock Option Plan for Directors*
 10.83    n       --   Employment agreement between the Registrant and John A.
                       Payne dated July 18, 2000*
 10.85    o       --   Employment agreement between the Registrant and Max W. Jones dated July 31, 2000*
 10.86    o       --   Fourth Amendment Agreement dated September 30, 2000 between the Registrant, Goody's MS, L.P. and Goody's IN, L.P.,
                       GFCTX, L.P., GFCTN, L.P., "GFCGA, L.P. and GFC FS, LLC,
                       TREBOR of TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. and the
                       Lenders as identified therein and First Tennessee Bank
                       National Association as Administrative Agent
 10.88    p       --   Employment agreement between the Registrant and David G.
                       Peek dated February 5, 2001*
 10.90    q       --   Loan and Security Agreement dated as of May 31, 2001 among
                       Goody's Family Clothing, Inc., Sydoog, Inc., Trebor of TN,
                       Inc., GOFAMCLO, Inc., GFCFS, LLC, Goody's MS, L.P., Goody's
                       IN, L.P., GFCTX, L.P., GFCTN, L.P., and GFCGA, L.P. and the
                       financial institutions party hereto from time to time, The
                       CIT Group/Business Credit, Inc., and GMAC Commercial Credit
                       LLC
 10.91    r       --   First Amendment To Loan and Security Agreement, effective as of August 29, 2001, by and among Goody's Family Clothing,
                       Inc. and the other borrowers, the financial institutions
                       party to the Loan Agreement from time to time, and The CIT
                       Group/Business Credit Inc.
 10.93    r       --   Dedicated Service Agreement between the Registrant and
                       Landair Transport, Inc. dated April 22, 2002
 10.94    s       --   Employment agreement between the Registrant and Thomas Carey dated August 15, 2002*
 10.95    s       --   Separation agreement between the Registrant and Lana Cain
                       Krauter dated October 16, 2002*
 10.96            --   Employment agreement between the Registrant and Hazel A.
                       Moxim dated January 29, 2003*
 10.97            --   Employment agreement between the Registrant and Robert S.
                       Gobrecht dated January 29, 2003*
 21               --   Subsidiaries of the Registrant
 23               --   Consent of Deloitte & Touche LLP
 99.1             --   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 99.2             --   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 99.3             --   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
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

c Incorporated herein by reference exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 019526).
d  enforceable. Replacement franchises may require significantly higher fees.
e Incorporated herein by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 019526).
f Incorporated herein by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended February 1, 1997 (File No. 019526).
g Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 (File No. 019526).
h Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998 (File No. 019526).
i Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 (File No. 019526).
j Incorporated herein by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 019526).
k Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (File No. 019526).
l Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (File No. 019526).
m Incorporated herein by reference to exhibit of the same number in Registrant's
  Annual Report on Form 10-K for the year ended January 29, 2000 (File No. 019526).
n Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended July 29, 2000 (File No. 019526).
o Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 (File No. 019526).
p Incorporated herein by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 019526).
q Incorporated herein by reference to exhibit of the same number in Registrant's Annual Report on Form 8-K/A dated July 3, 2001 (File No. 019526).
r Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 (File No. 019526).
s Incorporated herein by reference to exhibit of the same number in Registrant's Quarterly Report on Form 10-Q for the quarter ended November 2, 2002 (File No. 019526).
t Incorporated herein by reference to exhibit of the same number in Registrant's Annual Report on Form 10-K for the year ended February 2, 2002 (File No. 019526).

     (b) Forms 8-K: -

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

Dated: March 21, 2003

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
            By: /s/ ROBERT M. GOODFRIEND                                                March 21, 2003
  ------------------------------------------------     Chairman of the Board and Chief
                Robert M. Goodfriend                     Executive Officer

              By: /s/ EDWARD R. CARLIN                 Executive Vice President, Chief  March 21, 2003
  ------------------------------------------------       Financial Officer and
                  Edward R. Carlin                       Secretary (Principal
                                                         Financial Officer)

                By: /s/ DAVID G. PEEK                  Senior Vice President and Chief  March 21, 2003
  ------------------------------------------------       Accounting Officer (Principal
                    David G. Peek                        Accounting Officer)

              By: /s/ SAMUEL J. FURROW                                                  March 21, 2003
  ------------------------------------------------
                  Samuel J. Furrow                     Director

              By: /s/ ROBERT F. KOPPEL                                                  March 21, 2003
  ------------------------------------------------
                  Robert F. Koppel                     Director

             By: /s/ IRWIN L. LOWENSTEIN                                                March 21, 2003
  ------------------------------------------------
                 Irwin L. Lowenstein                   Director

             By: /s/ CHERYL L. TURNBULL                                                 March 21, 2003
  ------------------------------------------------
                 Cheryl L. Turnbull                    Director

                         GOODY'S FAMILY CLOTHING, INC.
                           CERTIFICATION PURSUANT TO
              RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert M. Goodfriend, Chairman of the Board and Chief Executive Officer of the Company, certify that:

     1. I have reviewed this annual report on Form 10-K of Goody's Family Clothing, Inc. (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:   /s/ ROBERT M. GOODFRIEND
                                            ------------------------------------
                                                    Robert M. Goodfriend
                                            Chairman of the Board and Chief
                                              Executive Officer

March 21, 2003

                         GOODY'S FAMILY CLOTHING, INC.
                           CERTIFICATION PURSUANT TO
              RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward R. Carlin, Executive Vice President, Chief Financial Officer and Secretary of the Company, certify that:

     1. I have reviewed this annual report on Form 10-K of Goody's Family Clothing, Inc. (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ EDWARD R. CARLIN
                                            ------------------------------------
                                                      Edward R. Carlin
                                              Executive Vice President, Chief
                                               Financial Officer and Secretary

March 21, 2003

                         GOODY'S FAMILY CLOTHING, INC.
                           CERTIFICATION PURSUANT TO
              RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David G. Peek, Senior Vice President and Chief Accounting Officer of the Company, certify that:

     1. I have reviewed this annual report on Form 10-K of Goody's Family Clothing, Inc. (the "registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the consolidated financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:       /s/ DAVID G. PEEK
                                            ------------------------------------
                                                       David G. Peek
                                                 Senior Vice President and
                                                  Chief Accounting Officer

March 21, 2003

                         GOODY'S FAMILY CLOTHING, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Statements of Operations for each of the three
  fiscal years in the period ended February 1, 2003.........  F-3
Consolidated Balance Sheets as of February 1, 2003 and
  February 2, 2002..........................................  F-4
Consolidated Statements of Cash Flows for each of the three
  fiscal years in the period ended February 1, 2003.........  F-5
Consolidated Statements of Shareholders' Equity for each of
  the three fiscal years in the period ended February 1,
  2003......................................................  F-6
Notes to Consolidated Financial Statements for each of the
  three fiscal years in the period ended February 1, 2003...  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Goody's Family Clothing, Inc.

     We have audited the accompanying consolidated balance sheets of Goody's Family Clothing, Inc. and subsidiaries (the Company) as of February 1, 2003 and February 2, 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 1, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Goody's Family Clothing, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 17, 2003

                         GOODY'S FAMILY CLOTHING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FISCAL YEAR
                                                         -----------------------------------------
                                                            2002           2001           2000
                                                         -----------    -----------    -----------
                                                         (52 WEEKS)     (52 WEEKS)     (53 WEEKS)
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales..................................................  $1,193,405     $1,192,546     $1,250,604
Cost of sales and occupancy expenses...................     853,583        895,077        912,588
                                                         ----------     ----------     ----------
Gross profit...........................................     339,822        297,469        338,016
Selling, general and administrative expenses...........     328,375        328,997        319,025
Restructuring (credit) charge..........................         (74)         1,335             --
                                                         ----------     ----------     ----------
Earnings (loss) from operations........................      11,521        (32,863)        18,991
Investment income......................................         624            806          2,482
Interest expense.......................................          24            249            126
                                                         ----------     ----------     ----------
Earnings (loss) before income taxes....................      12,121        (32,306)        21,347
Provision (benefit) for income taxes...................       4,545        (12,115)         8,005
                                                         ----------     ----------     ----------
     Net earnings (loss)...............................  $    7,576     $  (20,191)    $   13,342
                                                         ==========     ==========     ==========
Earnings (loss) per common share:
  Basic................................................  $     0.23     $    (0.62)    $     0.41
                                                         ==========     ==========     ==========
  Diluted..............................................  $     0.23     $    (0.62)    $     0.41
                                                         ==========     ==========     ==========
Weighted average common shares outstanding:
  Basic................................................      32,525         32,441         32,527
                                                         ==========     ==========     ==========
  Diluted..............................................      33,021         32,441         32,639
                                                         ==========     ==========     ==========

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                FEBRUARY 1,         FEBRUARY 2,
                                                                    2003                2002
                                                              ----------------    ----------------
                                                                     (DOLLARS IN THOUSANDS)
                                              ASSETS
Current Assets
  Cash and cash equivalents.................................      $100,030            $ 53,806
  Inventories...............................................       180,023             179,971
  Accounts receivable and other current assets..............        17,567              24,831
                                                                  --------            --------
          Total current assets..............................       297,620             258,608
Property and equipment, net.................................       108,688             128,041
Other assets................................................         9,539               9,585
                                                                  --------            --------
          Total assets......................................      $415,847            $396,234
                                                                  ========            ========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable -- trade.................................      $105,898            $115,063
  Accounts payable -- other.................................        24,321              19,048
  Accrued expenses..........................................        54,769              39,253
                                                                  --------            --------
          Total current liabilities.........................       184,988             173,364
  Other long-term liabilities...............................         7,187               6,077
  Deferred income taxes.....................................        12,539              14,077
                                                                  --------            --------
          Total liabilities.................................       204,714             193,518
                                                                  --------            --------
Commitments and Contingencies (Notes 7 and 10)
Shareholders' Equity
  Preferred stock, par value $1 per share;
     Authorized -- 2,000,000 shares; Issued and
       outstanding -- none Class B Common stock, no par
       value;
     Authorized -- 50,000,000 shares;
     Issued and outstanding -- none Common stock, no par
       value;
     Authorized -- 50,000,000 shares; Issued and
       outstanding -- 32,555,533 and 32,451,130 shares,
       respectively.........................................        22,245              21,720
Paid-in capital.............................................        10,510              10,194
Retained earnings...........................................       178,378             170,802
                                                                  --------            --------
          Total shareholders' equity........................       211,133             202,716
                                                                  --------            --------
          Total liabilities and shareholders' equity........      $415,847            $396,234
                                                                  ========            ========

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          FISCAL YEAR
                                                              ------------------------------------
                                                                 2002         2001         2000
                                                              ----------   ----------   ----------
                                                              (52 WEEKS)   (52 WEEKS)   (53 WEEKS)
                                                                         (IN THOUSANDS)
Cash Flows from Operating Activities:
  Net earnings (loss).......................................   $  7,576     $(20,191)    $ 13,342
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................     22,695       23,779       20,068
     Restructuring (credit) charge..........................        (74)       1,335           --
     Net loss on asset disposals and write-downs............      4,034        2,039        1,597
     Changes in assets and liabilities:
       Inventories..........................................        (52)      27,749      (24,826)
       Accounts payable -- trade............................     (9,165)     (14,794)     (13,828)
       Accounts payable -- other............................      5,273       (3,262)       6,726
       Income taxes.........................................     17,597      (11,924)      12,326
       Other assets and liabilities.........................      4,980        2,460       (4,107)
                                                               --------     --------     --------
          Cash provided by operating activities.............     52,864        7,191       11,298
                                                               --------     --------     --------
Cash Flows from Investing Activities:
  Acquisitions of property and equipment....................     (7,524)     (15,258)     (43,329)
  Proceeds from sale of property and equipment..............        359           43           52
                                                               --------     --------     --------
          Cash used in investing activities.................     (7,165)     (15,215)     (43,277)
                                                               --------     --------     --------
Cash Flows from Financing Activities:
  Exercise of stock options.................................        525          140          679
  Payments of credit facility issuance costs................         --       (1,060)          --
  Shares repurchased and retired............................         --           --       (2,931)
  Repayment of long-term debt...............................         --           --         (318)
                                                               --------     --------     --------
          Cash provided by (used in) financing activities...        525         (920)      (2,570)
                                                               --------     --------     --------
Net increase (decrease) in cash and cash equivalents........     46,224       (8,944)     (34,549)
Cash and cash equivalents, beginning of year................     53,806       62,750       97,299
                                                               --------     --------     --------
Cash and cash equivalents, end of year......................   $100,030     $ 53,806     $ 62,750
                                                               ========     ========     ========
Supplemental Disclosures:
  Net income tax (refunds) payments.........................   $(11,764)    $  1,208     $   (223)
  Interest payments.........................................         18          250          319

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    COMMON STOCK
                                                  ----------------   PAID-IN   RETAINED
                                                  SHARES   AMOUNT    CAPITAL   EARNINGS    TOTAL
                                                  ------   -------   -------   --------   --------
                                                                   (IN THOUSANDS)
Balance January 29, 2000........................  32,799   $23,832   $ 9,523   $177,651   $211,006
Net earnings....................................      --        --        --     13,342     13,342
Shares repurchased and retired..................    (533)   (2,931)       --         --     (2,931)
Exercise of stock options.......................     154       679        51         --        730
                                                  ------   -------   -------   --------   --------
Balance February 3, 2001........................  32,420   $21,580   $ 9,574   $190,993   $222,147
Net loss........................................      --        --        --    (20,191)   (20,191)
Exercise of stock options.......................      31       140         2         --        142
Other...........................................      --        --       618         --        618
                                                  ------   -------   -------   --------   --------
Balance February 2, 2002........................  32,451   $21,720   $10,194   $170,802   $202,716
Net earnings....................................      --        --        --      7,576      7,576
Exercise of stock options.......................     105       525       189         --        714
Other...........................................      --        --       127         --        127
                                                  ------   -------   -------   --------   --------
Balance February 1, 2003........................  32,556   $22,245   $10,510   $178,378   $211,133
                                                  ======   =======   =======   ========   ========

          See accompanying notes to consolidated financial statements

                         GOODY'S FAMILY CLOTHING, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      YEARS ENDED FEBRUARY 1, 2003, FEBRUARY 2, 2002 AND FEBRUARY 3, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of business. Headquartered in Knoxville, Tennessee, Goody's Family Clothing, Inc. and subsidiaries (the "Company") is a retailer of moderately-priced family apparel with 328 stores in 18 states (all under one business segment) as of February 1, 2003.

     Fiscal year end. The Company's fiscal year ends on the Saturday nearest the last day of January. Fiscal 2002, 2001 and 2000 refer to the Company's fiscal years ended February 1, 2003 (52 weeks), February 2, 2002 (52 weeks) and February 3, 2001 (53 weeks), respectively.

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

     Cash and cash equivalents. Cash equivalents consist of highly liquid investments, such as money market accounts, deposit accounts, government-backed securities, and overnight repurchase agreements, each with an original maturity of less than three months. The costs of these investments approximate their fair market value.

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

     Impairment of long-lived assets. The Company periodically evaluates its investment in long-lived assets used in operations at the individual store level, which is the lowest level individual cash flows can be identified. When evaluating assets for potential impairment, the Company first compares the carrying value of the asset to the asset's estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows used in this analysis are less than the carrying amount of the asset, an impairment loss is recorded. The impairment loss is generally the excess of the carrying amount of the asset over the asset's estimated fair value (generally based upon future discounted cash flows.) In addition, decisions to close a store, prior to the expiration of its underlying lease, generally results in increased depreciation over the remaining revised useful life of property and equipment.

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

                         GOODY'S FAMILY CLOTHING, INC.

     Vendor allowances. The Company receives allowances from its vendors from a variety of programs and arrangements, including markdown reimbursement programs and co-operative advertising and fixturing programs. Markdown reimbursements are typically credited to cost of goods sold during the period in which the related product was sold. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurs. Fixture allowances received from vendors are offset against the related fixture purchase.

     Advertising. For annual financial reporting purposes, the Company expenses all advertising expenditures as incurred. For interim financial reporting purposes, the Company expenses advertising expenditures in the period when the advertisement first runs. Advertising expenses, net of vendor reimbursements, were $69,477,000, $65,355,000 and $62,795,000 for fiscal 2002, 2001 and 2000, respectively.

     Store opening and closing costs. New and relocated store opening costs are charged directly to expense when incurred. Through December 31, 2002, when the Company decided to close or relocate a store, the estimated unrecoverable costs to be incurred upon or after the store closing, principally consisting of the remaining lease obligations, were charged to expense. Effective January 1, 2003, upon adoption of Statement of Financial Accounting Standards No. 146 (see description under caption "Accounting Pronouncements" below), these estimated unrecoverable costs are charged to expense when the store is closed.

     Insurance. The Company is self-insured for workers' compensation, employee health benefits and general liability up to a predetermined stop-loss amount. Third party insurance coverage is maintained for claims that exceed the predetermined stop-loss amount. The Company's self-insurance accruals are calculated using loss development factors used by standard insurance industry actuarial assumptions and the Company's historical claims experience. These loss development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

     Income taxes. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial reporting basis of the Company's assets and liabilities based on enacted tax laws and statutory tax rates applicable to the future years that the differences are expected to affect taxable income.

     Earnings (loss) per common share. Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding and potentially dilutive common shares. Weighted-average diluted shares outstanding differs from weighted-average basic shares outstanding solely from the effect of dilutive stock options under the treasury stock method and amounted to 496,000, 59,000 and 112,000 shares for fiscal 2002, 2001 and 2000, respectively. Stock options to purchase 930,000, 2,440,000 and 2,556,000 shares of the Company's common stock in fiscal 2002, 2001 and 2000, respectively, were excluded from the computation of weighted-average diluted shares outstanding because they would have been antidilutive.

                         GOODY'S FAMILY CLOTHING, INC.

     Stock-Based Compensation. At February 1, 2003, the Company had four stock option plans that are described more fully in Note 5. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, expense is recorded in connection with stock options issued under the Directors' Plan to non-employee directors and this expense has been immaterial. The following table illustrates the effect on net earnings (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation -- Transaction and Disclosure -- an Amendment of FASB Statement No. 123," to stock-based employee compensation (in thousands, except per share amounts):

                                                                  FISCAL YEAR
                                                          ---------------------------
                                                           2002      2001      2000
                                                          ------   --------   -------
Net earnings (loss), as reported........................  $7,576   $(20,191)  $13,342
Deduct: Total stock-based employee compensation expense
  determined under fair value based-method for all
  awards, net of related tax effects....................  (1,341)    (2,804)     (581)
                                                          ------   --------   -------
Pro forma net earnings (loss)...........................  $6,235   $(22,995)  $12,761
                                                          ======   ========   =======
Earnings (loss) per common share
  Basic -- as reported..................................  $ 0.23   $  (0.62)  $  0.41
  Basic -- pro forma....................................    0.19      (0.71)     0.39
  Diluted -- as reported................................    0.23      (0.62)     0.41
  Diluted -- pro forma..................................    0.19      (0.71)     0.39

     The fair value of the options granted under the Company's various stock option plans during fiscal 2002, 2001 and 2000 was estimated on their date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; expected volatility of 71%, 68% and 58%, respectively; risk free interest rates of 3.6%, 4.5% and 6.3%, respectively; and expected lives of seven, five and four years, respectively. The weighted average fair value of options granted was $3.66, $2.58 and $2.75 for fiscal 2002, 2001 and 2000, respectively.

     Contingencies. As discussed in Note 10 to these consolidated financial statements, the Company is involved in various legal proceedings and contingencies. The Company has recorded liabilities for these matters in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"). SFAS 5 requires the Company to accrue an estimated loss when the likelihood that the future event or events will confirm the loss or the incurrence of a liability is probable and the amount of loss can be reasonably estimated. The actual resolution of these contingencies may differ from the Company's estimates. If a contingency is settled for an amount greater than the estimate, a future charge to income would result. Likewise, if a contingency is settled for an amount that is less than the estimate, a future credit to income would result.

     Comprehensive income. The Company is required to disclose within the basic consolidated financial statements items of comprehensive income (loss), such as foreign currency transactions and unrealized gains and losses on available-for-sale securities. Since the Company has no items that qualify as comprehensive income (loss), there is no difference between comprehensive income
(loss) and net earnings (loss) for any fiscal year presented.

     Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). This statement revises the standards for accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. The Company adopted SFAS 142 on February 3, 2002. To date, the Company has not entered into any business combinations and has no goodwill or intangible assets that are subject to this statement. Accordingly, the adoption of SFAS 142 had no impact on the Company's consolidated financial statements and related disclosures.

                         GOODY'S FAMILY CLOTHING, INC.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company adopted SFAS 144 on February 3, 2002; the adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity's commitment to an exit or disposal plan. The Company adopted SFAS 146 on January 1, 2003; the adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based
Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The disclosures required by this statement are included in Note 1 above. The Company is currently assessing the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation included in this statement. One of these alternatives will not be available to the Company if it is not adopted during fiscal 2003.

     FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", was issued in November 2002. This interpretation requires guarantors to account at fair value for and disclose certain types of guarantees. The interpretation's disclosure requirements are effective for the Company's year ended February 1, 2003 (see Note 7 to these consolidated financial statements); the interpretation's accounting requirements are effective for guarantees issued or modified after December 31, 2002. Historically, the Company has not incurred significant costs related to performance under these types of guarantees. No material liabilities have been recorded for these obligations on the Company's consolidated balance sheet as of February 1, 2003.

     FIN No. 46, "Consolidation of Variable Interest Entities", was issued in January 2003. This interpretation requires consolidation of variable interest entities ("VIE") (also formerly referred to as "special purpose entities") if certain conditions are met. The interpretation applies immediately to VIE's created after January 31, 2003, and to interests obtained in VIE's after January 31, 2003. Beginning after June 15, 2003, the interpretation applies also to VIE's created or interests obtained in VIE's before January 31, 2003. The Company believes this interpretation will have no effect on its financial position, results of operations or cash flows.

     FASB's EITF Issue 02-16, "Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor" addressed the accounting treatment for vendor allowances. The Company has not completed the process of evaluating the impact of EITF Issue 02-16, however, the Company does not expect that its adoption in fiscal 2003 will have a material impact on its financial position, results of operations or cash flows.

     Reclassifications. Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.

                         GOODY'S FAMILY CLOTHING, INC.

2. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):

                                                              FEBRUARY 1,   FEBRUARY 2,
                                                                 2003          2002
                                                              -----------   -----------
Land........................................................   $  3,807      $  3,807
Buildings...................................................     35,588        35,522
Leasehold improvements......................................     30,672        29,044
Furniture and equipment.....................................    171,414       171,834
                                                               --------      --------
                                                                241,481       240,207
Less accumulated depreciation and amortization..............    132,793       112,166
                                                               --------      --------
  Property and equipment, net...............................   $108,688      $128,041
                                                               ========      ========

     Impairment charges included in selling, general and administrative costs for property and equipment were $4,312,000, $1,892,000 and $1,196,000 in fiscal 2002, 2001 and 2000, respectively.

3. CREDIT FACILITY

     In May 2001, the Company entered into a five-year $130,000,000 syndicated revolving loan and security agreement (the "credit facility") that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company's eligible inventories. The credit facility is secured primarily by the Company's inventories, receivables and cash and cash equivalents, which at February 1, 2003 aggregated $241,280,000. Of this amount, approximately $141,250,000 represented the borrowing base, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at February 1, 2003 was approximately $83,360,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate.

     At February 1, 2003 and February 2, 2002, the Company had no cash borrowings under the credit facility, and had letters of credit outstanding not yet reflected in accounts payables of $31,758,000 and $22,758,000, respectively. There were no cash borrowings during fiscal 2002 compared with average borrowings of $5,650,000 during fiscal 2001, with the highest balance of $38,000,000 in November 2001. Letters of credit outstanding averaged $40,189,000 during fiscal 2002 compared with $36,241,000 during fiscal 2001, with the highest balance of $51,525,000 in December 2002 compared with $49,169,000 in May and June 2001. The weighted average interest rates on cash borrowings in fiscal 2001 was 4.4%.

                         GOODY'S FAMILY CLOTHING, INC.

4. INCOME TAXES

     The provision (benefit) for income taxes for the years indicated consisted of the following (in thousands):

                                                                    FISCAL YEAR
                                                            ---------------------------
                                                             2002       2001      2000
                                                            -------   --------   ------
Current
  Federal.................................................  $(2,615)  $(13,328)  $5,295
  State...................................................      (44)    (1,978)     518
                                                            -------   --------   ------
          Total current...................................   (2,659)   (15,306)   5,813
                                                            -------   --------   ------
Deferred
  Federal.................................................    6,400      2,792    1,819
  State...................................................      804        399      373
                                                            -------   --------   ------
          Total deferred..................................    7,204      3,191    2,192
                                                            -------   --------   ------
          Provision (benefit) for income taxes............  $ 4,545   $(12,115)  $8,005
                                                            =======   ========   ======

     The provision (benefit) for income taxes differed from the amounts computed by applying the federal statutory rate to earnings (loss) before income taxes as follows (in thousands):

                                                                    FISCAL YEAR
                                                             --------------------------
                                                              2002      2001      2000
                                                             ------   --------   ------
Tax expense at statutory rate..............................  $4,242   $(11,307)  $7,471
State taxes, net of federal benefit........................     478     (1,150)     626
Effect of tax-exempt income................................     (73)        (6)    (349)
Effect of other items......................................    (102)       348      257
                                                             ------   --------   ------
          Provision (benefit) for income taxes.............  $4,545   $(12,115)  $8,005
                                                             ======   ========   ======

     The tax effects of temporary differences were as follows (in thousands):

                                                              FEBRUARY 1,   FEBRUARY 2,
                                                                 2003          2002
                                                              -----------   -----------
Current (liability) asset
  Inventory carrying cost...................................   $(16,355)     $ (6,066)
  Net operating loss carryforward...........................        527         5,746
  Accrued expenses and other................................      4,806         3,846
                                                               --------      --------
     Current deferred tax (liability) asset.................   $(11,022)     $  3,526
                                                               ========      ========
Deferred (liability) asset
  Depreciation..............................................   $(13,622)     $(13,841)
  Net operating loss carryforward...........................      3,325            --
  Other.....................................................     (2,242)         (236)
                                                               --------      --------
     Long-term deferred tax liability.......................   $(12,539)     $(14,077)
                                                               ========      ========

     The Company has net operating loss carryforwards for state income tax purposes aggregating $54,552,000 at February 1, 2003, with expirations ranging from fiscal 2003 through fiscal 2022. Current deferred tax liabilities are included in accrued expenses at February 1, 2003 and current deferred tax assets are included in accounts receivable and other current assets at February 2, 2002 in the accompanying consolidated balance sheets.

5. STOCK OPTIONS

     The Company has options outstanding under four stock option plans: the Goody's Family Clothing, Inc. Amended and Restated 1991 Stock Incentive Plan (the "1991 Plan"), the Goody's Family Clothing, Inc. Amended and Restated 1993 Stock Option Plan (the "1993 Plan"), the Goody's Family Clothing, Inc. Amended and Restated 1997 Stock Option Plan (the "1997 Plan") and the Amended and Restated Discounted Stock Option Plan for Directors (the "Directors' Plan").

                         GOODY'S FAMILY CLOTHING, INC.

     The 1991 Plan, 1993 Plan and 1997 Plan provide for the grant of nonqualified and incentive stock options to key employees and directors and formula options to non-employee directors. The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the Common Stock for incentive options or formula options on the date of grant (based upon the closing sales price of the Common Stock for the business day immediately preceding the date of grant)) and the vesting and exercise periods. The options typically vest in equal installments over five years from the date of grant and are generally exercisable up to 10 years from the date of grant. The Company is authorized to issue an aggregate of 5,500,000 shares of common stock under the 1993 Plan and 1997 Plan. The 1991 Plan terminated in September 2001 and the Company is no longer entitled to issue options thereunder. However, at February 1, 2003, an aggregate of 418,537 options remain outstanding under the 1991 Plan. The 1993 Plan will terminate in April 2003.

     Under the Directors' Plan, non-employee directors may elect to receive options to purchase Common Stock at an exercise price equal to 50% of the fair market value of the Common Stock on the date of grant (based upon the closing sales price of the Common Stock for the business day immediately preceding the date of grant) in lieu of cash for their director fees. These options vest one year from the date of grant and are exercisable up to 20 years from the date of grant. The expense recorded in connection with stock options issued under this plan has been immaterial. The Company is authorized to issue an aggregate of 500,000 shares of common stock under the Directors' Plan.

     A summary of the stock option activity and the related weighted-average exercise prices for all the option plans is as follows:

                                               SHARES AVAILABLE   OUTSTANDING   WEIGHTED AVERAGE
                                                  FOR GRANT         OPTIONS      EXERCISE PRICE
                                               ----------------   -----------   ----------------
As of January 29, 2000.......................        675,890       3,889,314         $ 9.62
  Granted....................................       (297,745)        297,745           5.04
  Exercised..................................             --        (153,550)          9.55
  Forfeited..................................        793,275        (793,275)         11.43
                                                  ----------      ----------
As of February 3, 2001.......................      1,171,420       3,240,234           9.01
  Granted....................................     (1,555,170)      1,555,170           4.05
  Exercised..................................             --         (31,200)          4.50
  Forfeited and expired......................        893,290      (1,107,250)          8.32
                                                  ----------      ----------
As of February 2, 2002.......................        509,540       3,656,954           7.15
  New shares authorized......................      1,700,000              --             --
  Granted....................................       (391,158)        391,158           4.99
  Exercised..................................             --        (104,403)          5.03
  Forfeited and expired......................        132,300        (183,510)          9.30
                                                  ----------      ----------
As of February 1, 2003.......................      1,950,682       3,760,199           6.88
                                                  ==========      ==========

     The following table summarizes information about stock options outstanding at February 1, 2003:

                                       OUTSTANDING OPTIONS                     EXERCISABLE OPTIONS
                          ---------------------------------------------   ------------------------------
                                                  WEIGHTED
                                                  AVERAGE      WEIGHTED                         WEIGHTED
                                OPTIONS          REMAINING     AVERAGE          OPTIONS         AVERAGE
                            OUTSTANDING AT      CONTRACTUAL    EXERCISE     EXERCISABLE AT      EXERCISE
RANGE OF EXERCISE PRICES   FEBRUARY 1, 2003     LIFE (YEARS)    PRICE      FEBRUARY 1, 2003      PRICE
------------------------  -------------------   ------------   --------   -------------------   --------
$ 2.06 to $ 3.90........       1,204,604            6.6         $ 3.63           910,454         $ 3.62
  3.97 to   4.63........         764,635            6.8           4.41           421,685           4.30
  4.66 to   5.69........         850,810            6.2           5.07           711,110           5.06
  6.00 to  21.45........         843,650            5.4          13.52           650,600          13.82
 21.69 to  27.50........          96,500            5.4          24.80            77,200          24.80
                               ---------                                       ---------
                               3,760,199                                       2,771,049
                               =========                                       =========

                         GOODY'S FAMILY CLOTHING, INC.

6. BENEFIT PLANS

     The Company maintains the Goody's Family Clothing, Inc. 401(k) Retirement Plan (the "401(k) Plan") with a salary deferral feature for all eligible associates. Under the terms of the 401(k) Plan, eligible associates may contribute between 3% and 15% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the 401(k) Plan. The Company provides matching contributions to the 401(k) Plan that are determined by the Company on a discretionary basis at the start of each 401(k) Plan year and committed to for the plan year, vest over an associate's service period and are based upon a percent of an associate's elected contributions. These matching contributions amounted to $813,000, $827,000 and $882,000 for fiscal 2002, 2001 and 2000, respectively.

     Until January 30, 2002, the Company also maintained the Goody's Family Clothing, Inc. Executive Deferral Plan (the "EDP Plan") with a salary deferral feature for all eligible associates. Under the terms of the EDP Plan, eligible associates could have contributed up to the lesser of 25% or $30,000 of their annual compensation on a pretax basis to the EDP Plan. The Company provided matching contributions to the EDP Plan that were determined by the Company on a discretionary basis at the start of each EDP Plan year and committed to for the plan year, vested over an associate's service period and were based upon a percent of an associate's elected contributions. These matching contributions were $102,000 and $79,000 in fiscal 2001 and 2000, respectively. On January 30, 2002, the Company's Board of Directors elected to terminate the EDP Plan and disburse all EDP Plan assets to EDP Plan participants. Such disbursement was made to EDP Plan participants in February 2002.

     The Company also has an Employee Payroll Investment Plan that allows eligible associates to purchase its Common Stock at fair market value through regular payroll deductions.

7. COMMITMENTS

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

     The future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at February 1, 2003 are as follows (in thousands):

                        FISCAL YEAR
                        -----------
2003........................................................  $ 68,171
2004........................................................    62,661
2005........................................................    56,560
2006........................................................    51,852
2007........................................................    46,064
Thereafter..................................................   167,858
                                                              --------
          Total.............................................  $453,166
                                                              ========

     Total rental expense for operating leases for fiscal 2002, 2001 and 2000 were $83,451,000, $80,920,000 and $72,541,000, respectively, including percentage rent of $103,000, $88,000 and $242,000, respectively.

                         GOODY'S FAMILY CLOTHING, INC.

     From time to time the Company enters into certain types of agreements that contingently require the Company to indemnify parties against third party claims. Generally, these agreements relate to: (i) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company's request or otherwise on its behalf, (ii) an agreement with a private label vendor to indemnify it against trademark and copyright infringement claims concerning merchandise it manufactures on behalf of the Company, (iii) real estate leases, under which the Company may agree to indemnify the landlords for claims arising from the Company's use of the property, and (iv) agreements with the Company's officers, directors and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company's Charter and By-laws also provide for the indemnification of the Company's directors, officers, employees and agents to the fullest extent permitted by the Tennessee Business Corporation Act. The Company has Directors and Officers Liability Insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

     The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No material liabilities have been recorded for these obligations on the Company's balance sheet as of February 1, 2003.

8. RELATED PARTY TRANSACTIONS

     The Company has entered into the following related party transactions with respect to Robert M. Goodfriend (the Company's Chairman of the Board and Chief Executive Officer and beneficial owner of approximately 42% of the Company's common stock):

     During fiscal 1999, the Company entered into a new split-dollar life insurance agreement (the "Agreement") and therein agreed to pay the premiums for certain second-to-die policies insuring the lives of Mr. and Mrs. Goodfriend. These policies are owned by a trust for the benefit of the Goodfriends' children (the "Trust"). The Company, however, has certain rights including the right to terminate these policies at any time prior to the occurrence of the following "restricting events": (i) a change of control (as defined in the Agreement),
(ii) the termination of Mr. Goodfriend's employment by the Company, or (iii) unless certain conditions are met, the death of Mr. Goodfriend. The Company will be reimbursed for all premiums paid by it on the policies' termination (subject to deficiencies in the cash surrender value from the early termination of the policies prior to a restricting event). The Agreement generally provides that one-half of the new coverage would terminate should Mr. Goodfriend decrease his Company ownership below 20%. The Trust has the right, but not the obligation, to purchase the policies from the Company at any time for a purchase price equal to the cumulative premiums paid by the Company on the policies; should the policies be purchased, all of the Company's future obligations would cease.

     During fiscal 2002 and 2001, the Company did not pay premiums on the policies. However, in fiscal 2001 a premium under one of the policies was funded from a loan taken against the cash surrender value of such policy. The Company paid premiums for all policies of $4,195,000 in fiscal 2000. The cash surrender value of all policies covered by the Agreement at February 1, 2003 and February 2, 2002 aggregated $7,733,000 and $7,510,000, respectively; such amounts are included in other assets. In addition, the Company paid a premium of $47,510 on a term policy on the life of Mr. Goodfriend in connection with the Agreement during each of fiscal 2002, 2001 and 2000.

     The Company paid rent and taxes amounting to $312,000, $312,000 and $311,000 for fiscal 2002, 2001 and 2000, respectively, for a store leased from another trust benefiting Mr. Goodfriend's children. Future commitments at February 1, 2003 under this related party lease are $1,714,000.

                         GOODY'S FAMILY CLOTHING, INC.

     The Company had a promissory note payable to its founder and former chairman, Mike D. Goodfriend, and his wife, who are the parents of Robert M. Goodfriend. The debt was repaid in January 2001. Interest paid on this debt was $32,000 during fiscal 2000.

     Mr. Robert F. Koppel, a director of the Company, is the President of the East Tennessee Children's Hospital (the "Hospital") of which Mr. Goodfriend is a director. The Company facilitates contributions by its employees to the Hospital through a payroll deduction plan and matches employee contributions to the Hospital on a 100% basis. The Company also makes additional contributions (in cash or in kind) to the Hospital. The total amount of contributions paid by the Company (including employee contributions) to the Hospital in fiscal 2002, 2001 and 2000 were $514,000, $494,800 and $532,000.

9. RESTRUCTURING CHARGE

     The Company recorded a restructuring charge during the fourth quarter of fiscal 2001 of approximately $1,335,000 for an announced reduction in the Company's work force that was completed during 2002. The reduction resulted in the elimination of jobs located at its corporate office and distribution center in Knoxville, Tennessee, and its distribution center in Russellville, Arkansas. The charge included the costs associated with severance, health benefits, outplacement services and professional fees related to developing and implementing the restructuring plan. The following is a rollforward schedule of the activity related to the restructuring accrual for fiscal 2002 and 2001:

                                                    SEVERANCE AND
                                                       RELATED        PROFESSIONAL
                                                       PAYMENTS           FEES         TOTAL
                                                   ----------------   ------------   ----------
Amounts charged to income in fiscal 2001.........     $ 480,000        $ 855,000     $1,335,000
Payments in fiscal 2001..........................            --         (523,000)      (523,000)
                                                      ---------        ---------     ----------
Accrued balance at February 2, 2002..............     $ 480,000        $ 332,000     $  812,000
Payments in fiscal 2002..........................      (303,000)        (435,000)      (738,000)
Amounts (credited) charged to income in fiscal
  2002...........................................      (177,000)         103,000        (74,000)
                                                      ---------        ---------     ----------
Accrued balance at February 1, 2003..............     $      --        $      --     $       --
                                                      =========        =========     ==========

10. CONTINGENCIES

  Class Action Proceeding

     In February 1999, a lawsuit was filed in the United States District Court for the Middle District of Georgia and was served on the Company and Robert M. Goodfriend, its Chairman of the Board and Chief Executive Officer, by 20 named plaintiffs, generally alleging that the Company discriminated against a class of African-American employees at its retail stores through the use of discriminatory selection and compensation procedures and by maintaining unequal terms and conditions of employment. The plaintiffs further alleged that the Company maintained a racially hostile working environment.

     On February 28, 2003, a proposed Consent Decree was filed with the Court for its preliminary approval. The proposed Consent Decree sets forth the proposed settlement of the class action race discrimination lawsuit. Ultimately, class action certification was sought in the lawsuit only with respect to alleged discrimination in promotion to management positions and the proposed Consent Decree is limited to such claims. Generally, the proposed settlement provides for a payment by the Company in the aggregate amount of $3.2 million to the class members (including the named plaintiffs) and their counsel, as well as the Company's implementation of certain policies, practices and procedures regarding, among other things, training of employees. The Company expects that $3.1 million of such payment will be covered by its insurance. The proposed Consent Decree explicitly provides that it is not an admission of liability by the Company and the Company continues to deny all of the allegations. If the Court grants preliminary approval of the proposed Consent Decree, the Court may determine to schedule a hearing regarding the adequacy and fairness of the proposed settlement. At such hearing, any objections to the proposed settlement would be heard and the Court would consider whether to grant final approval. There can be no assurance that such preliminary or final approvals to the Consent Decree will be granted or that the settlement will not be overturned on appeal.

                         GOODY'S FAMILY CLOTHING, INC.

  Hilfiger Matter

     In July 2000, Tommy Hilfiger Licensing, Inc. ("Hilfiger") commenced an action against the Company in the United States District Court for the Northern District of Georgia, alleging, among other things, counterfeiting and trademark infringement (the "Hilfiger Matter"). The counterfeiting claims arose out of Goody's sale of t-shirts bearing certain Hilfiger trademarks that Goody's purchased from certain vendors, which Goody's believed at the time to be genuine. According to Hilfiger's complaint, these items bore counterfeit Hilfiger logos. The trademark infringement claims arose out of Goody's sale of private label denim products. Hilfiger is seeking compensatory damages in excess of $10 million and damages allowed by statute (including treble damages).

     In September 2002, the Court granted Hilfiger's motion for partial summary judgment as to liability relating to the Goody's sale of counterfeit Hilfiger t-shirts. The Court determined that Hilfiger is entitled to recover Goody's profits on those t-shirts in an amount to be determined at trial. The Court denied Hilfiger's motion for summary judgment in all other respects. The Court also denied, in its entirety, a motion made by Goody's for summary judgment.

     A bench trial for the Hilfiger Matter concluded on March 13, 2003. Post trial briefs are due to the Court on or about April 11, 2003, after which the judge is expected to render a decision. Goody's believes that it has meritorious arguments to limit the amount of damages awarded to Hilfiger on its claims for counterfeiting and meritorious defenses to Hilfiger's claims of trademark infringement.

     Following the commencement of the Hilfiger Matter, Goody's filed suit in November 2000 against its suppliers of the counterfeit Hilfiger t-shirts alleging, among other things, breach of contract and fraudulent misrepresentation. The sellers asserted certain counterclaims. In October 2002, the Court entered judgment in favor of Goody's on its claims and denied defendants' counterclaim. The Court reserved ruling on damages pending the outcome of the Hilfiger Matter. However, no assurance can be given that Goody's will be able to collect from the defendants any amount awarded to it as damages.

     In June 2002, Hilfiger brought an action against Sun Apparel, Inc. ("Sun"), a Goody's denim supplier, alleging trademark infringement arising out of Sun's manufacture of the allegedly infringing labels that gave rise to Hilfiger's trademark infringement claims against Goody's (the "Sun Matter"). Goody's has certain indemnification obligations to Sun and is paying for the defense of the Sun Matter. The Sun Matter is in its preliminary stages, and only limited discovery has been allowed. At Sun's request, the Court has informally stayed the Sun Matter pending the outcome of the Hilfiger Matter. Goody's believes that Sun has meritorious defenses to this action and is prepared to defend vigorously the claims against Sun. In addition, Goody's believes that there may be insurance coverage available for all or a portion of the liability, if any, resulting from the Sun Matter. However, the insurers have not yet agreed to provide indemnity to Goody's for the Sun Matter.

     The Company has insurance in an amount which it believes is sufficient to cover the liability, if any, and legal fees resulting from the Hilfiger Matter. At the time the Hilfiger Matter commenced, the primary insurer indicated that it would reimburse Goody's for its legal fees and expenses. In February 2003, after several unsuccessful attempts to obtain such reimbursement, Goody's filed an insurance coverage action against the insurers (the "Insurance Matter"). Following the commencement of such action, the primary insurer agreed to reimburse Goody's for a substantial portion of its past and future legal expenses. However, the insurance carriers have reserved their rights regarding their obligations to indemnify Goody's against damages resulting from the Hilfiger claims and the carriers have asserted certain defenses against their indemnity obligations. As a result, the Company could be required to contribute to any damage award assessed by the Court.

     The results of the three matters described in this section cannot be predicted with any certainty. An unfavorable resolution of the Hilfiger Matter and/or the Sun Matter, in conjunction with an adverse outcome of the Insurance Matter could have a material adverse effect on the Company's financial position, results of operations or cash flows.

                         GOODY'S FAMILY CLOTHING, INC.

  Other Matters

     In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company has various insurance policies in place in the event of unfavorable outcomes from such proceedings. The insurance companies' level of, and willingness to, support their coverage could vary depending upon the circumstances of each particular case. As such, there can be no assurance as to the level of support available from insurance policies. The Company, after considering all available information for all legal proceedings (including the matters noted in the foregoing paragraphs), has recorded an estimate for such liabilities, including legal fees, as of February 1, 2003. The Company does not currently believe that the ultimate outcome of all such pending legal proceedings (other than the matters noted in the foregoing paragraphs), individually and in the aggregate, would have a material adverse effect on the Company's financial position, results of operations or cash flows.

11. SELECTED QUARTERLY DATA (UNAUDITED)

     Following is a summary of unaudited results of operations for the respective fiscal quarters (in thousands, except per share amounts):

                                      FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                      -------------   --------------   -------------   --------------
FISCAL 2002
  Sales.............................    $283,504         $284,046        $268,324         $357,532
  Gross profit......................      84,458           78,891          77,664           98,809
  Net earnings (loss)...............       5,572            1,259          (3,141)           3,886
  Earnings (loss) per common share:
     Basic..........................        0.17             0.04           (0.10)            0.12
     Diluted........................        0.17             0.04           (0.10)            0.12
FISCAL 2001
  Sales.............................    $263,262         $286,858        $279,324         $363,102
  Gross profit......................      71,457           63,851          83,328           78,833
  Net (loss) earnings...............      (1,739)         (11,055)            276           (7,674)
  (Loss) earnings per common share:
     Basic..........................       (0.05)           (0.34)           0.01            (0.24)
     Diluted........................       (0.05)           (0.34)           0.01            (0.24)

CORPORATE INFORMATION

BOARD OF DIRECTORS

Robert M. Goodfriend(3)
Chairman of the Board and
 Chief Executive Officer
 Goody's Family Clothing, Inc.

Samuel J. Furrow(2)(3)*
Chairman
 Furrow Auction Company
 Innovo Group, Inc.
Owner
 Mercedes Benz of Knoxville
 Land Rover of Knoxville
 Land Rover of Chattanooga
Advisory Board
 AmSouth Bank

Robert F. Koppel(1)(2)*
President
 East Tennessee Children's Hospital

Irwin L. Lowenstein(1)(3)
Retired Chairman and CEO
 Rhodes Furniture
Director
 Schnadig Corp.
Chairman
 The Powell Company

Cheryl L. Turnbull(1)*(2)
Managing Director
 Banc One Mezzanine Corp.

Committees of the Board of Directors
  (1) Compensation Committee
  (2) Audit Committee
  (3) Nominating Committee
  (*) Chairperson



EXECUTIVE AND OTHER OFFICERS

Robert M. Goodfriend                          Mary Ann Barr                              Barbara J. Mesecke
Chairman of the Board and                     Vice President                             Vice President
Chief Executive Officer                       Divisional Merchandise Manager             Divisional Merchandise Manager
                                              Center Core                                Junior's
Edward R. Carlin
Executive Vice President                      Michael R. Bryant                          Rosalind C. Parneix
Chief Financial Officer                       Vice President                             Vice President
and Secretary                                 Distribution - Russellville, AR            Divisional Merchandise Manager
                                                                                         Misses Sportswear
Max W. Jones                                  Chris A. Bullard
Executive Vice President                      Vice President                             Michael N. Restaino
Merchandising                                 Sales                                      Vice President
                                                                                         Product Development
David R. Mullins                              Michael D. Burgard
Executive Vice President                      Vice President                             Mike H. Teeple
Stores                                        Loss Prevention                            Vice President
                                                                                         Sales
Robert S. Gobrecht                            Richard E. Gatian
Senior Vice President                         Vice President                             Barbara J. Thoreson
Assistant to the Chairman                     Treasurer                                  Vice President
                                                                                         Divisional Merchandise Manager
Bruce E. Halverson                            Donald E. Goett                            Dresses and Special Sizes
Senior Vice President                         Vice President
Planning and Allocation                       Divisional Merchandise Manager             Donald R. Whitted
                                              Shoes                                      Vice President
Hazel A. Moxim                                                                           Sales
Senior Vice President                         Jeffrey D. Hayes
Human Resources                               Vice President                             John G. Wise
                                              Sales                                      Vice President
John J. Okvath, III                                                                      Visual Merchandising
Senior Vice President                         Regis J. Hebbeler
Product Development                           Vice President                             Lynn R. Youngs
                                              General Counsel and                        Vice President
John A. Payne                                 Assistant Secretary                        Store Operations
Senior Vice President
General Merchandise Manager                   William S. Kegley, Jr.
Men's                                         Vice President
                                              Corporate Controller
David G. Peek
Senior Vice President                         Donna J. Lerner
Chief Accounting Officer                      Vice President
                                              Product Development
Jay D. Scussel
Senior Vice President                         Gregory S. Lurry
Management Information Systems                Vice President
                                              Planning and Allocation
Bobby Whaley
Senior Vice President                         Allen P. Markway
Distribution, Transportation                  Vice President
and Logistics                                 Divisional Merchandise Manager
                                              Children's

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

  ANNUAL MEETING

         The Annual Meeting of Shareholders will be held at 10:00 a.m. on Wednesday, June 18, 2003, at the Company's headquarters in
         Knoxville, Tennessee. Detailed information about the meeting is contained in the Notice of Annual Meeting and Proxy Statement sent with a copy of this Annual Report to each shareholder of record as of April 28, 2003.


CORPORATE HEADQUARTERS
         Goody's Family Clothing, Inc.
         400 Goody's Lane
         Knoxville, Tennessee 37922
         Tel: (865) 966-2000
         Fax: (865) 777-4555

INDEPENDENT AUDITORS

         Deloitte & Touche LLP
         Atlanta, Georgia

GENERAL COUNSEL

         Swidler Berlin Shereff Friedman, LLP
         New York, New York

TRANSFER AGENT AND REGISTRAR

         Communications concerning shareholder records, the transfer of shares, lost certificates or change of address should be directed to:

         EquiServe Trust Co., N.A.
         c/o EquiServe Limited Partnership
         P.O. Box 43012
         Providence, RI 02940-3012
         Tel: (800) 633-4236

GOODY'S WEBSITE

         www.goodysonline.com

[GOODY'S LOGO]