Form 10-Q
period 2003-05-03
GOODYS FAMILY CLOTHING INC /TN
filed 2003-05-22
CIK 879123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, no par value, 32,561,533 shares outstanding as of May 16, 2003.

Goody’s Family Clothing, Inc.
Index to Form 10-Q
May 3, 2003

Part I — Financial Information:
Item 1 – Condensed Consolidated Financial Statements (Unaudited)
Consolidated Statements of Operations	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6 - 9
Independent Accountants’ Review Report	10
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 14
Item 3 – Quantitative and Qualitative Disclosures about Market Risk	14
Item 4 – Controls and Procedures	14
Part II — Other Information	14 - 15
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. (a) Exhibits
Item 6. (b) Reports on Form 8-K
Signatures	16

PART 1 — FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements
Goody’s Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended

	May 3, 2003	May 4, 2002

Sales	$283,012	$283,504
Cost of sales and occupancy expenses	197,196	199,046

Gross profit	85,816	84,458
Selling, general and administrative expenses	83,034	75,646

Earnings from operations	2,782	8,812
Investment income	177	104
Interest expense	1	1

Earnings before income taxes	2,958	8,915
Provision for income taxes	1,095	3,343

Net earnings	$1,863	$5,572

Earnings per common share:
Basic	$0.06	$0.17

Diluted	$0.06	$0.17

Weighted average common shares outstanding:
Basic	32,556	32,462

Diluted	32,624	33,113

     See accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands)

	May 3, 2003	February 1, 2003	May 4, 2002

	(Unaudited)		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$91,395	$100,030	$45,917
Inventories	207,199	180,023	201,572
Accounts receivable and other current assets	20,263	17,567	25,136

Total current assets	318,857	297,620	272,625
Property and equipment, net	106,676	108,688	122,555
Other assets	9,594	9,539	9,585

Total assets	$435,127	$415,847	$404,765

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable — trade	$115,636	$105,898	$119,345
Accounts payable — other	13,601	24,321	14,969
Accrued expenses	73,136	54,769	38,947
Income taxes payable	—	—	2,649

Total current liabilities	202,373	184,988	175,910
Other long-term liabilities	6,879	7,187	6,308
Deferred income taxes	12,879	12,539	14,076

Total liabilities	222,131	204,714	196,294

Commitments and Contingencies (Notes 4 and 6)
Shareholders’ Equity
Preferred stock, par value $1.00 per share; Authorized - 2,000,000 shares; issued and outstanding — none
Class B Common stock, no par value; Authorized - 50,000,000 shares; issued and outstanding — none
Common stock, no par value; Authorized - 50,000,000 shares; Issued and outstanding – 32,555,533, 32,555,533 and 32,482,530 shares, respectively	22,245	22,245	21,867
Paid-in capital	10,510	10,510	10,231
Retained earnings	180,241	178,378	176,373

Total shareholders’ equity	212,996	211,133	208,471

Total liabilities and shareholders’ equity	$435,127	$415,847	$404,765

See accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirteen Weeks Ended

	May 3,	May 4,
	2003	2002

Cash Flows from Operating Activities
Net earnings	$1,863	$5,572
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,403	5,825
Net loss on asset disposals and write-downs	326	779
Changes in assets and liabilities:
Inventories	(27,176)	(21,601)
Accounts payable — trade	9,738	4,282
Accounts payable — other	(10,720)	(4,079)
Income taxes	1,551	3,538
Other assets and liabilities	14,043	(1,302)

Net cash used in operating activities	(4,972)	(6,986)

Cash Flows from Investing Activities
Acquisitions of property and equipment	(3,690)	(1,055)
Proceeds from sale of property and equipment	27	4

Net cash used in investing activities	(3,663)	(1,051)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	—	148

Net cash provided by financing activities	—	148

Net decrease in cash and cash equivalents	(8,635)	(7,889)
Cash and cash equivalents, beginning of period	100,030	53,806

Cash and cash equivalents, end of period	$91,395	$45,917

Supplemental Disclosures:
Net income tax (refunds) payments	$(38)	$83
Interest payments	—	1

See accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)  Basis of presentation

The accompanying condensed consolidated financial statements of Goody’s Family Clothing, Inc. and subsidiaries (the “Company”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company’s business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended February 1, 2003.

(2)  Stock-Based Compensation

The Company has options outstanding under four stock option plans: the Goody’s Family Clothing, Inc. Amended and Restated 1991 Stock Incentive Plan (the “1991 Plan”), the Goody’s Family Clothing, Inc. Amended and Restated 1993 Stock Option Plan (the “1993 Plan”), the Goody’s Family Clothing, Inc. Amended and Restated 1997 Stock Option Plan (the “1997 Plan”) and the Amended and Restated Discounted Stock Option Plan for Directors (the “Directors’ Plan”).

The Company accounts for these stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, expense is recorded in connection with stock options issued under the Directors’ Plan to non-employee directors and this expense has been immaterial. The following table illustrates the effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transaction and Disclosure — an Amendment of FASB Statement No. 123,” to stock-based employee compensation (in thousands, except per share amounts):

	Thirteen Weeks Ended

	May 3, 2003	May 4, 2002

Net earnings, as reported	$1,863	$5,572
Deduct: Total stock-based employee compensation expense
Determined under fair value based-method for all awards, net of related tax effects	218	318

Pro forma net earnings	$1,645	$5,254

Earnings per common share
Basic — as reported	$0.06	$0.17
Basic — pro forma	0.05	0.16
Diluted — as reported	0.06	0.17
Diluted — pro forma	0.05	0.16

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

(3)  Credit arrangements

In May 2001, the Company entered into a five-year $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. At May 3, 2003, the Company had no borrowings and $28,157,000 in letters of credit (not yet reflected in accounts payable) outstanding under the facility. These letters of credit generally have terms of less than one year and are primarily used to facilitate the purchase of import merchandise.

(4)  Recent accounting pronouncements

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this statement were effective for financial statements for fiscal years ending after December 15, 2002. The disclosures required by this statement are included in Note 2 above. The Company is currently assessing the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation included in this statement.

FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, was issued in November 2002. This interpretation requires guarantors to account at fair value for and disclose certain types of guarantees. The interpretation’s disclosure requirements were effective for the Company’s year ended February 1, 2003; the interpretation’s measurement requirements were effective for guarantees issued or modified after December 31, 2002. Historically, the Company has not incurred significant costs related to performance under these types of guarantees. No material liabilities have been recorded for these obligations on the Company’s consolidated balance sheet as of May 3, 2003.

FIN No. 46, “Consolidation of Variable Interest Entities”, was issued in January 2003. This interpretation requires consolidation of variable interest entities (“VIE”) (also formerly referred to as “special purpose entities”) if certain conditions are met. The interpretation applies immediately to VIE’s created after January 31, 2003, and to interests obtained in VIE’s after January 31, 2003. Beginning after June 15, 2003, the interpretation applies also to VIE’s created or interests obtained in VIE’s before January 31, 2003. The Company believes this interpretation will have no effect on its financial position, results of operations or cash flows.

FASB’s EITF Issue 02-16, “Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor” addressed the accounting treatment for vendor allowances. The Company adopted EITF Issue 02-16 on February 2, 2003; the adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

(5)  Restructuring Charge

The Company recorded a restructuring charge during the fourth quarter of fiscal 2001 of approximately $1,335,000 for an announced reduction in the Company’s work force that was completed during 2002. The reduction resulted in the elimination of jobs located at its corporate office and distribution center in Knoxville, Tennessee, and its distribution center in Russellville, Arkansas. The charge included the costs associated with severance, health benefits, outplacement services and professional fees related to developing and implementing the restructuring plan. There was no activity related to restructuring charges during the first quarter of fiscal 2003. During the first quarter of fiscal 2002, the Company made payments related to the restructuring of $690,000 and net credits to income of $20,000. During the remainder of fiscal 2002, payments related to the restructuring charge totaled $48,000 and net credits to income were $54,000, leaving no accrued restructuring charge on the balance sheet as of February 1, 2003.

(6)  Contingencies

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

On February 28, 2003, a proposed Consent Decree was filed with the Court for its preliminary approval. The proposed Consent Decree sets forth the proposed settlement of the class action race discrimination lawsuit. Ultimately, class action certification was sought in the lawsuit only with respect to alleged discrimination in promotion to management positions and the proposed Consent Decree is limited to such claims. Generally, the proposed settlement provides for a payment by the Company in the aggregate amount of $3.2 million to the class members (including the named plaintiffs) and their counsel, as well as the Company’s implementation of certain policies, practices and procedures regarding, among other things, training of employees. The Company expects that $3.1 million of such payment will be covered by its insurance. The proposed Consent Decree explicitly provides that it is not an admission of liability by the Company and the Company continues to deny all of the allegations. On April 30, 2003, the Court granted preliminary approval of the proposed Consent Decree, and has scheduled a hearing on June 30, 2003 regarding the adequacy and fairness of the proposed settlement. At such hearing, any objections to the proposed settlement would be heard and the Court would consider whether to grant final approval. There can be no assurance that such final approval to the Consent Decree will be granted or that the settlement will not be overturned on appeal.

Hilfiger Matter, Sun Matter and Related Insurance Matters

In July 2000, Tommy Hilfiger Licensing, Inc. (“Hilfiger”) commenced an action against the Company in the United States District Court for the Northern District of Georgia, alleging, among other things, counterfeiting and trademark infringement (the “Hilfiger Matter”). The counterfeiting claims arose out of Goody’s sale of t-shirts bearing certain Hilfiger trademarks that Goody’s purchased from certain vendors, which Goody’s believed at the time to be genuine. According to Hilfiger’s complaint, these items bore counterfeit Hilfiger logos. The trademark infringement claims arose out of Goody’s sale of three lines of private label denim products. Hilfiger sought compensatory damages and damages allowed by statute (including treble damages). Goody’s had begun the process of changing the packing design on its three private label denim lines prior to the commencement of the lawsuit, and completed that process in approximately the spring of 2001. A bench trial for the Hilfiger Matter concluded on March 13, 2003. On May 9, 2003, the Court rendered its decision, awarding damages to Hilfiger in the amount of approximately $11 million, plus reasonable attorney’s fees and costs. The award consists of $2.1 million in damages for the sale of counterfeit t-shirts which includes treble damages. The award also consists of nearly $9 million in damages for trademark infringement involving the denim products and reasonable attorney’s fees and costs in an amount to be determined by the Court. Goody’s strongly disagrees with the Court’s findings and believes it has meritorious grounds for appeal. Goody’s is currently reviewing its options for appeal.

Following the commencement of the Hilfiger Matter, Goody’s filed suit in November 2000 against its suppliers of the counterfeit Hilfiger t-shirts alleging, among other things, breach of contract and fraudulent misrepresentation. The suppliers asserted certain counterclaims. In October 2002, the Court entered judgment in favor of Goody’s on its claims and denied defendants’ counterclaim. The Court reserved ruling on damages pending the outcome of the Hilfiger Matter. However, no assurance can be given that Goody’s will be able to collect from the defendants any amount awarded to it as damages.

In June 2002, Hilfiger brought an action against Sun Apparel, Inc. (“Sun”), a Goody’s denim supplier, alleging trademark infringement arising out of Sun’s manufacture of the allegedly infringing labels that gave rise to Hilfiger’s trademark infringement claims against Goody’s (the “Sun Matter”). Goody’s has certain indemnification obligations to Sun and is paying for the defense of the Sun Matter. The Sun Matter is in its preliminary stages, and only limited discovery has been allowed. At Sun’s request, the Court has informally stayed the Sun Matter pending the outcome of the Hilfiger Matter. Goody’s believes that Sun has meritorious defenses to this action and is prepared to defend vigorously the claims against Sun. In addition, Goody’s believes that there may be insurance coverage available for all or a portion of the liability, if any, resulting from the Sun Matter. However, the insurers have not yet agreed to provide indemnity to Goody’s for the Sun Matter.

The Company has liability insurance with limits greater than the amount of damages awarded to Hilfiger, which the Company believes provides coverage for the liability and legal fees resulting from the Hilfiger Matter. At the time the Hilfiger Matter commenced, the primary insurer indicated that it would reimburse Goody’s for its legal fees and expenses. In February 2003, after several unsuccessful attempts to obtain such reimbursement, Goody’s filed an insurance coverage action against the insurers. Following the commencement of such action, the primary insurer agreed to reimburse Goody’s for a substantial portion of its past and future legal expenses. However, the insurance carriers have reserved their rights regarding their obligations to indemnify Goody’s against damages resulting from the Hilfiger claims and the Sun Matter and the carriers have asserted certain defenses against their indemnity obligations. On May 13, 2003, Fireman’s Fund Insurance Company (“Fireman’s Fund”), the excess layer (umbrella insurance) carrier, commenced an action against Goody’s in the Chancery Court for Knox County, Tennessee seeking a declaratory judgment against Goody’s declaring that it has no duty to indemnify Goody’s in the Hilfiger Matter (the Goody’s suit against the insurers and the Fireman’s Fund suit against the Company are collectively referred to herein as the “Insurance Matters”). Fireman’s Fund alleges, among other things, that coverage is not available because the damages awarded in the Hilfiger Matter do not constitute an “advertising injury” as required under the policy and because the damages arise from conduct which was willful, intentional and/or deliberate. The Company believes that it has meritorious claims in the Insurance Matters for full insurance coverage. If the Company does not prevail in the Insurance Matters and/or the claim for coverage in the Sun Matter, however, the Company could be required to pay all or a significant portion of the damage award in the Hilfiger Matter and/or any potential damage award in the Sun Matter.

After considering all available information, the Company has recorded a provision during the thirteen weeks ended May 3, 2003, of $8.0 million for legal claims and related legal fees in connection with the Hilfiger Matter, the Sun Matter and the Insurance Matters.

The results of the three matters described in this section cannot be predicted with any certainty. An unfavorable resolution of the Hilfiger Matter and/or the Sun Matter, in conjunction with an adverse outcome of the Insurance Matter and/or the claim for insurance coverage in the Sun Matter, could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Matters

In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company has various insurance policies in place in the event of unfavorable outcomes from such proceedings. The insurance companies’ level of, and willingness to, support their coverage could vary depending upon the circumstances of each particular case. As such, there can be no assurance as to the level of support available from insurance policies, particularly as it relates to the Insurance Matters. The Company does not currently believe that the ultimate outcome of all such pending legal proceedings (other than the matters noted in the foregoing paragraphs), individually and in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(7)  Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders
Goody’s Family Clothing, Inc.
Knoxville, Tennessee

We have reviewed the accompanying condensed consolidated balance sheets of Goody’s Family Clothing, Inc. and subsidiaries as of May 3, 2003 and May 4, 2002, and the related condensed consolidated statements of operations and cash flows for the thirteen-weeks then ended. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Goody’s Family Clothing, Inc. and subsidiaries as of February 1, 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
May 20, 2003

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, business plans and estimates and involve material risks and uncertainties including, but not limited to:

•	The effectiveness of the Company’s planned merchandising, advertising, pricing, and operational changes

•	The ability to achieve business plan targets

•	The ability to avoid excess promotional pricing

•	Weather conditions

•	The timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand

•	Customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company

•	The effectiveness of advertising and promotional events

•	The ability to enter into leases for new store locations

•	The timing, magnitude and costs of opening new stores

•	Individual store performance, including new stores

•	Employee relations

•	The general economic conditions within the Company’s markets and an improvement in the overall retail environment

•	Global political unrest and associated risks

•	The continued availability of adequate credit support from vendors and factors

•	The Company’s compliance with loan covenants and the availability of sufficient eligible collateral for borrowing

•	The inherent uncertainty of, and possible adverse outcomes in, pending litigation

•	The unanticipated needs for additional capital expenditures

•	Trends affecting the Company’s financial condition, results of operations or cash flows

•	The Company’s ability to resume historical levels of new store growth

•	Competition, including the impact of competitor’s pricing and store expansion in markets in which the Company operates

•	The Company’s ability to reverse negative comparable store sales trends

Any “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company’s financial results may be found in the Company’s public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Company’s web site, http://www.goodysonline.com/investor.asp, then select “SEC Filings.”

Results of Operations

The following table sets forth unaudited results of operations as a percent of sales for the periods indicated:

	Thirteen Weeks Ended

	May 3, 2003	May 4, 2002

Sales	100.0%	100.0%
Cost of sales and occupancy expenses	69.7	70.2

Gross profit	30.3	29.8
Selling, general and administrative expenses	29.3	26.7

Earnings from operations	1.0	3.1
Investment income	0.1	0.1
Interest expense	—	—

Earnings before income taxes	1.1	3.2
Provision for income taxes	0.4	1.2

Net earnings	0.7%	2.0%

Overview. During the first quarter of fiscal 2003, the Company relocated or remodeled five stores and closed one store; bringing the total number of stores in operation at May 3, 2003 to 327 compared with 332 at the end of the first quarter of fiscal 2002. In the corresponding period of the previous fiscal year, one new store was opened, one store was remodeled and one store was closed. Net earnings for the first quarter of fiscal 2003 were $1,863,000, or 0.7% of sales, which includes an $8.0 million pretax charge associated with the Hilfiger Matter and related matters as discussed in Note 6 to the Notes to Condensed Consolidated Financial Statements, compared with net earnings of $5,572,000, or 2.0% of sales, for the first quarter of fiscal 2002.

Sales. Sales for the first quarter of fiscal 2003 were $283,012,000, a 0.2% decrease from the $283,504,000 for the first quarter of fiscal 2002. This decrease of $492,000 consisted of a decrease of $3,041,000 in sales from new and transition stores, offset by an increase of $2,549,000 in comparable store sales. Comparable store sales for the first quarter of fiscal 2003 increased 0.9% compared with the corresponding period of the previous fiscal year.

Gross profit. Gross profit for the first quarter of fiscal 2003 was $85,816,000, or 30.3% of sales, a $1,358,000 increase over the $84,458,000, or 29.8% of sales, in gross profit for the first quarter of fiscal 2002. The 0.5% increase in gross profit, as a percent of sales, resulted from a 0.6% increase in merchandise margins, offset by a 0.1% increase in occupancy costs primarily related to common area maintenance costs.

Selling, general and administrative expenses. Selling, general and administrative expenses for the first quarter of fiscal 2003 were $83,034,000, or 29.3% of sales, an increase of $7,388,000 from $75,646 ,000, or 26.7% of sales, for the first quarter of fiscal 2002. Selling, general and administrative expenses increased by 2.6%, as a percent of sales, for the first quarter of fiscal 2003 compared with the first quarter of fiscal 2002 primarily due to (i) a 2.7% increase in legal claims and related fees arising primarily from the $8.0 million charge for the Hilfiger Matter and related matters, (ii) a 0.7% increase in advertising and promotional expenses, (iii) a 0.2% increase in stores payroll expenses, offset by (iv) a net 1.0% decrease in all other selling, general and administrative expenses.

Investment income. Investment income for the first quarter of fiscal 2003 increased by $73,000 compared with the first quarter of fiscal 2002 primarily due to higher levels of invested funds.

Interest expense. Interest expense for the first quarter of fiscal 2003 was the same as the first quarter of fiscal 2002.

Income taxes. The provision for income taxes for the first quarter of fiscal 2003 was $1,095,000 for an effective tax rate of 37.0% of earnings before income taxes, compared with a provision for income taxes of $3,343,000, for an effective tax rate of 37.5% of earnings before income taxes, for the first quarter of fiscal 2002.

Liquidity and Capital Resources

Financial position. The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility as discussed below. At May 3, 2003, the Company’s working capital was $116,484,000 compared with $96,715,000 at May 4, 2002. At the end of the first quarter of fiscal 2003 compared with the first quarter of fiscal 2002, (i) cash and cash equivalents increased by $45,478,000, (ii) inventories increased by $5,627,000, (iii) net property and equipment decreased by $15,879,000 primarily from depreciation, and (iv) accounts payable — trade decreased by $3,709,000. Accounts payable — trade, as a percent of inventories, were 55.8% at May 3, 2003 compared with 59.2% at May 4, 2002.

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

At May 3, 2003 and May 4, 2002, the Company had (i) no cash borrowings under its credit agreements and (ii) letters of credit outstanding not yet reflected in accounts payables of $28,157,000 and $30,420,000, respectively. There were no cash borrowings at any time during the first quarter of fiscal 2003 or fiscal 2002. Letters of credit outstanding averaged $36,840,000 during the first quarter of fiscal 2003 compared with $29,753,000 during the first quarter of fiscal 2002, with the highest balance of $47,428,000 in February 2003 compared with $59,698,000 in April 2002.

Cash flows. Cash used in operating activities for the first quarter of fiscal 2003 was $4,972,000 compared with $6,986,000 in the first quarter of fiscal 2002. Cash used in operating activities during the first quarter of fiscal 2003 for seasonal inventory build-ups and new stores was $27,176,000 compared with $21,601,000 for the first quarter of fiscal 2002. Accounts payable – trade provided cash of $9,738,000 in the first quarter of fiscal 2003 compared with $4,282,000 for the first quarter of fiscal 2002. Accounts payable — other used cash of $10,720,000 in the first quarter of fiscal 2003 compared with $4,079,000 for the first quarter of fiscal 2002. Other assets and liabilities provided cash of $14,043,000 in the first quarter of fiscal 2003 compared with a use of cash of $1,302,000 for the first quarter of fiscal 2002. Depreciation and amortization amounted to $5,403,000 in the first quarter of fiscal 2003 compared with $5,825,000 for the first quarter of fiscal 2002.

Cash used in investing activities for the first quarter of fiscal 2003 was $3,663,000 compared with $1,051,000 for the first quarter of fiscal 2002. Cash was used primarily to fund capital expenditures for new and remodeled stores and for other corporate purposes.

No cash was provided by financing activities for the first quarter of fiscal 2003. Cash provided by financing activities was $148,000 for the first quarter of fiscal 2002 due to the exercise of stock options.

Other Cash Flow Matters. As noted in Note 6 to the Notes to Condensed Consolidated Financial Statements contained herein, the Company received an unfavorable decision from the Court in connection with the Hilfiger Matter. The Court awarded damages of approximately $11 million plus reasonable attorney’s fees and related costs. Hilfiger also brought an action against Sun relating to the allegedly infringing labels that gave rise to the trademark infringement claims in the Hilfiger Matter. Goody’s has certain indemnification obligations to Sun and is paying for the defense of the Sun Matter. The Company has liability insurance with limits greater than the amount of damages awarded to Hilfiger, which the Company believes provides coverage for the liability and legal fees resulting from the Hilfiger Matter. Goody’s also believes that there may be insurance coverage available for all or a portion of the liability, if any, resulting from the Sun Matter. However, the insurance carriers have reserved their rights regarding their obligations to indemnify Goody’s against damages resulting from the Hilfiger claims and the Sun Matter and the carriers have asserted certain defenses against their indemnity obligations. On May 13, 2003, Fireman’s Fund, the excess layer (umbrella insurance) carrier, commenced an action against the Company seeking a declaratory judgment against Goody’s declaring that it has no duty to indemnify Goody’s in the Hilfiger Matter. The Company believes that it has meritorious claims in the Insurance Matters for full insurance coverage. If the Company does not prevail in the Insurance Matters and/or the claim for coverage in the Sun Matter, however, the Company could be required to pay all or a significant portion of the damage award in the Hilfiger Matter and/or any potential damage award in the Sun Matter. The Company believes that it has sufficient cash and credit availability to satisfy any potential liability in the Hilfiger Matter and Sun

Matter, even if the Company does not prevail in the Insurance Matters.

Outlook. The Company plans to open approximately 10 new stores, relocate or remodel 8 or 9 stores and close approximately 4 stores during the remaining three quarters of fiscal 2003. Capital expenditures for the remainder of fiscal 2003 are estimated to be approximately $18,300,000, primarily related to store improvements, management information systems and general corporate purposes.

The Company’s primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with anticipated cash flows from operations, including credit terms from vendors and factors, and the borrowings available under the credit facility will be sufficient to meet the Company’s operating and capital expenditure requirements. However, an adverse outcome of the risks and uncertainties described in the Company’s 2002 Annual Report on Form 10-K under the caption “Certain Factors That May Affect Future Results” could have a material adverse effect on working capital or results of operations.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

The Company has no material investments or risks in market risk sensitive instruments.

Item 4 — Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings – See Note 6 to the Notes to Condensed Consolidated Financial Statements contained herein for a discussion of the Hilfiger Matter, the Sun Matter and the Insurance Matters.

Item 2. — Changes in Securities and Use of Proceeds - None

Item 3. — Defaults Upon Senior Securities - None

Item 4. — Submission of Matters to a Vote of Security Holders - None

Item 5. — Other Information - None

Item 6. — Exhibits and Reports on Form 8-K

     a) Exhibits -

10.98	Employment agreement between the Registrant and John G. Wise dated April 28, 2003.

15	Accountants’ Awareness Letter

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K -

On February 28, 2003, the Company filed a Current Report on Form 8-K reporting under item 5 of its issuance of a press release concerning a proposed Consent Decree setting forth the proposed settlement of the class action race discrimination lawsuit originally filed in February 1999 against the Company and Robert M. Goodfriend, its Chairman of the Board and Chief Executive Officer.

On March 19, 2003, the Company filed a Current Report on Form 8-K reporting under item 5 of its issuance of a press release reporting fiscal 2002 fourth quarter and year-end results.

On May 12, 2003, the Company filed a Current Report on Form 8-K reporting under item 5 of its issuance of a press release announcing that a decision had been reached by the U.S. District Court for the Northern District of Georgia in the action brought against Goody’s by Hilfiger.

GOODY’S FAMILY CLOTHING, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODY’S FAMILY CLOTHING, INC. (Registrant)

Date:	May 22, 2003	/s/ Robert M. Goodfriend Robert M. Goodfriend Chairman of the Board and Chief Executive Officer

Date:	May 22, 2003	/s/ Edward R. Carlin Edward R. Carlin Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date:	May 22, 2003	/s/ David G. Peek David G. Peek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

GOODY’S FAMILY CLOTHING, INC.
CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert M. Goodfriend, Chairman of the Board and Chief Executive Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Goody’s Family Clothing, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 22, 2003

GOODY’S FAMILY CLOTHING, INC.
CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Edward R. Carlin, Executive Vice President, Chief Financial Officer and Secretary of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Goody’s Family Clothing, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 22, 2003

GOODY’S FAMILY CLOTHING, INC.
CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David G. Peek, Senior Vice President and Chief Accounting Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Goody’s Family Clothing, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the condensed consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 22, 2003