Form 10-Q
period 2003-08-02
GOODYS FAMILY CLOTHING INC /TN
filed 2003-08-20
CIK 879123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

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
Common Stock, no par value, 32,594,858 shares outstanding as of August 15, 2003.

Goody’s Family Clothing, Inc.
Index to Form 10-Q
August 2, 2003

Part I — Financial Information:
Item 1 — Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6 - 9
Independent Accountants’ Review Report	10
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 15
Item 3 — Quantitative and Qualitative Disclosures about Market Risk	15
Item 4 — Controls and Procedures	15
Part II — Other Information:	16 - 17
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. (a) Exhibits
Item 6. (b) Reports on Form 8-K
Signatures	18

PART 1 — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements

Goody’s Family Clothing, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen		Twenty-six
	Weeks Ended		Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Sales	$294,039	$284,046	$577,051	$567,549
Cost of sales and occupancy expenses	208,096	205,155	405,292	404,201

Gross profit	85,943	78,891	171,759	163,348
Selling, general and administrative expenses	74,862	77,026	157,896	152,672

Earnings from operations	11,081	1,865	13,863	10,676
Investment income	204	153	381	257
Interest expense	—	4	1	5

Earnings before income taxes	11,285	2,014	14,243	10,928
Provision for income taxes	4,175	755	5,270	4,098

Net earnings	$7,110	$1,259	$8,973	$6,830

Earnings per common share:
Basic	$0.22	$0.04	$0.28	$0.21

Diluted	$0.21	$0.04	$0.27	$0.21

Weighted average common shares outstanding:
Basic	32,575	32,527	32,565	32,495

Diluted	33,301	33,398	32,998	33,235

See accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	August 2,	February 1,	August 3,
	2003	2003	2002

	(Unaudited)		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$92,147	$100,030	$67,938
Inventories	217,486	180,023	210,422
Accounts receivable and other current assets	14,354	17,567	14,002

Total current assets	323,987	297,620	292,362
Property and equipment, net	106,133	108,688	119,078
Other assets	13,813	9,539	9,442

Total assets	$443,933	$415,847	$420,882

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable — trade	$129,855	$105,898	$134,408
Accounts payable — other	15,000	24,321	11,831
Accrued expenses	59,872	54,769	44,488

Total current liabilities	204,727	184,988	190,727
Long-term liabilities	6,670	7,187	6,054
Deferred income taxes	12,801	12,539	13,714

Total liabilities	224,198	204,714	210,495

Commitments and Contingencies (Note 6)
Shareholders’ Equity
Preferred stock, par value $1.00 per share; Authorized — 2,000,000 shares; issued and outstanding — none
Class B Common stock, no par value; Authorized — 50,000,000 shares; issued and outstanding — none
Common stock, no par value; Authorized — 50,000,000 shares; Issued and outstanding – 32,594,158; 32,555,533; and 32,555,533 shares, respectively	22,439	22,245	22,245
Paid-in capital	10,598	10,510	10,510
Retained earnings	186,698	178,378	177,632

Total shareholders’ equity	219,735	211,133	210,387

Total liabilities and shareholders’ equity	$443,933	$415,847	$420,882

See accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Twenty-six Weeks Ended

	August 2,	August 3,
	2003	2002

Cash Flows from Operating Activities
Net earnings	$8,973	$6,830
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,681	11,472
Net loss on asset disposals and write-downs	354	793
Changes in assets and liabilities:
Inventories	(37,463)	(30,451)
Accounts payable — trade	23,957	19,345
Accounts payable — other	(9,321)	(7,217)
Income taxes	5,912	14,120
Other assets and liabilities	1,315	1,911

Net cash provided by operating activities	4,408	16,803

Cash Flows from Investing Activities
Acquisitions of property and equipment	(8,516)	(3,212)
Acquisition of intangible assets	(4,000)	—
Proceeds from sale of property and equipment	31	15

Net cash used in investing activities	(12,485)	(3,197)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	194	526

Net cash provided by financing activities	194	526

Net (decrease) increase in cash and cash equivalents	(7,883)	14,132
Cash and cash equivalents, beginning of period	100,030	53,806

Cash and cash equivalents, end of period	$92,147	$67,938

Supplemental Disclosures:
Net income tax refunds	$23	$9,202
Interest payments	—	2

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

On February 2, 2003, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123,” (“SFAS 148”). SFAS 148 requires additional disclosures in the footnotes of both interim and annual financial statements regarding the method the Company uses to account for stock-based compensation and the effect of such method on reported results.

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, expense is recorded in connection with stock options issued under the Directors’ Plan to non-employee directors and this expense has been insignificant. Interim proforma information regarding net income and earnings per share is required by SFAS 148, which requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The following table illustrates the effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 148, to stock-based employee compensation (in thousands, except per share amounts):

	Thirteen		Twenty-six
	Weeks Ended		Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net earnings, as reported	$7,110	$1,259	$8,973	$6,830
Deduct: Total stock-based employee compensation expense determined under fair value based-method for all awards, net of related tax effects	170	313	372	603

Pro forma net earnings	$6,940	$946	$8,601	$6,227

Earnings per common share
Basic — as reported	$0.22	$0.04	$0.28	$0.21
Basic — pro forma	0.21	0.03	0.26	0.19
Diluted — as reported	$0.21	$0.04	$0.27	$0.21
Diluted — pro forma	0.21	0.03	0.26	0.19

Goody’s Family Clothing, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — continued
(Unaudited)

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

(3) Credit arrangements

In May 2001, the Company entered into a five-year $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. In June 2003, the credit facility was amended to permit cash dividends on the common stock in an amount equal to (i) $3,500,000 (but not to exceed $10,000,000 in the aggregate during the remaining term of the credit facility) plus (ii) 50% of the Company’s consolidated net income for the immediately preceding fiscal year. In addition, in June 2003 the lenders agreed to waive any events of default which could be deemed to have occurred by reason of the Court’s decision in the Hilfiger Matter described below. At August 2, 2003, the Company had no borrowings and $25,105,000 in letters of credit (not yet reflected in accounts payable) outstanding under the facility. These letters of credit generally have terms of less than one year and are primarily used to facilitate the purchase of import merchandise.

(4) Recent accounting pronouncements

Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, was issued in November 2002. This interpretation requires guarantors to account at fair value for and disclose certain types of guarantees. The interpretation’s disclosure requirements were effective for the Company’s year ended February 1, 2003; the interpretation’s measurement requirements were effective for guarantees issued or modified after December 31, 2002. Historically, the Company has not incurred significant costs related to performance under these types of guarantees. No material liabilities have been recorded for these obligations on the Company’s consolidated balance sheet as of August 2, 2003.

FIN No. 46, “Consolidation of Variable Interest Entities”, was issued in January 2003. This interpretation requires consolidation of variable interest entities (“VIE”) (also formerly referred to as “special purpose entities”) if certain conditions are met. The interpretation applies immediately to VIE’s created after January 31, 2003, and to interests obtained in VIE’s after January 31, 2003. Beginning the first fiscal year or interim period commencing after June 15, 2003, the interpretation applied also to VIE’s created or interests obtained in VIE’s before February 1, 2003. The Company believes this interpretation will have no effect on its financial position, results of operations or cash flows.

FASB’s EITF Issue 02-16, “Accounting By A Customer (Including A Reseller) For Cash Consideration Received From A Vendor” addressed the accounting treatment for vendor allowances. The Company adopted EITF Issue 02-16 on February 2, 2003; the adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company’s consolidated financial statements.

Goody’s Family Clothing, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — continued
(Unaudited)

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 did not have an impact on the Company’s consolidated financial statements.

(5) Restructuring Charge

The Company recorded a restructuring charge during the fourth quarter of fiscal 2001 of approximately $1,335,000 for an announced reduction in the Company’s work force that was completed during 2002. The reduction resulted in the elimination of jobs located at its corporate office and distribution center in Knoxville, Tennessee, and its distribution center in Russellville, Arkansas. The charge included the costs associated with severance, health benefits, outplacement services and professional fees related to developing and implementing the restructuring plan. There was no activity related to restructuring charges during the second quarter of fiscal 2003. During the second quarter of fiscal 2002, the Company made payments related to the restructuring of $3,000 and net credits to income of $25,000. During the remainder of fiscal 2002, payments related to the restructuring charge totaled $42,000 and net credits to income were $1,000, leaving no accrued restructuring charge on the balance sheet as of February 1, 2003.

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

On February 28, 2003, a proposed Consent Decree was filed with the Court for its preliminary approval. The proposed Consent Decree sets forth the proposed settlement of the class action race discrimination lawsuit. Ultimately, class action certification was sought in the lawsuit only with respect to alleged discrimination in promotion to management positions and the proposed Consent Decree is limited to such claims. Generally, the proposed settlement provides for a payment by the Company in the aggregate amount of $3.2 million to the class members (including the named plaintiffs) and their counsel, as well as the Company’s implementation of certain policies, practices and procedures regarding, among other things, training of employees. The Company’s employer liability insurance underwriter has funded $3.1 million of such payment to a third party administrator. The proposed Consent Decree explicitly provides that it is not an admission of liability by the Company and the Company continues to deny all of the allegations. On April 30, 2003, the Court granted preliminary approval of the proposed Consent Decree, and a hearing was held on June 30, 2003 regarding the adequacy and fairness of the proposed settlement. At such hearing, the Court requested that plaintiffs’ counsel take certain action. Plaintiffs’ counsel has since notified the Court that such action has been taken and requested the Court to grant final approval of the Consent Decree. The parties are still waiting for the Court’s response. There can be no assurance that such final approval to the Consent Decree will be granted or that the settlement will not be overturned on appeal.

Hilfiger Matter, Sun Matter and Related Insurance Matters

In July 2000, Tommy Hilfiger Licensing, Inc. (“Hilfiger”) commenced an action against the Company in the United States District Court for the Northern District of Georgia, alleging, among other things, counterfeiting and trademark infringement (the “Hilfiger Matter”). A bench trial for the Hilfiger Matter concluded on March 13, 2003 and on May 9, 2003, the Court rendered its decision, awarding damages to Hilfiger in the amount of approximately $11 million, plus reasonable attorney’s fees and costs.

In June 2002, Hilfiger brought an action against Sun Apparel, Inc. (“Sun”), a Goody’s denim supplier, alleging trademark infringement arising out of Sun’s manufacture of the allegedly infringing labels that gave rise to Hilfiger’s trademark infringement claims against Goody’s (the “Sun Matter”). Goody’s had agreed to pay for the defense of the Sun Matter because of certain indemnification obligations it had to Sun.

At the time the Hilfiger Matter commenced, the Company’s primary liability insurer indicated that it would reimburse Goody’s for its legal fees and expenses. In February 2003, after several unsuccessful attempts to obtain such reimbursement, Goody’s filed an insurance coverage action against the insurers. Following the commencement of such action, the primary insurer agreed to reimburse Goody’s for a substantial portion of its past and future legal expenses. However, the insurance carriers reserved their rights regarding their obligations to indemnify Goody’s against damages resulting from the Hilfiger claims and the Sun Matter and the carriers asserted certain defenses against their indemnity obligations. On May 13, 2003, Fireman’s Fund Insurance Company (“Fireman’s Fund”), the excess layer (umbrella insurance) carrier, commenced an action against Goody’s in the Chancery Court for Knox County, Tennessee seeking a declaratory judgment against Goody’s declaring that it has no duty to indemnify Goody’s in the Hilfiger Matter (the Goody’s suit against the insurers and the Fireman’s Fund suit against the Company are collectively referred to herein as the “Insurance Matters”).

In June 2003, the Company reached a settlement agreement with Tommy Hilfiger resolving all outstanding issues arising out of the Hilfiger Matter. Under the settlement, the Company agreed to make an $11.0 million cash payment to Tommy Hilfiger. The settlement amount also encompassed the settlement of the Sun Matter. In June 2003, the Company also reached an agreement in principle with its insurance carriers regarding the Insurance Matters and a definitive settlement agreement with its insurance carriers was executed in July 2003. As a result of the combined settlements, in the second quarter of fiscal 2003, the Company reversed $4,441,000 ($0.08 per diluted share after taxes) of the pre-tax charge of $7,996,000 ($0.15 per diluted share after taxes) previously recorded in the first quarter of fiscal 2003 based upon the Company’s earlier estimates in connection with these matters. Accordingly, for the twenty-six weeks ended August 2, 2003, the Company has recorded a pre-tax charge of $3,555,000 ($0.07 per diluted share after taxes) in connection with these matters.

Other Matters

In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company has various insurance policies in place in the event of unfavorable outcomes from such proceedings. The insurance companies’ level of, and willingness to, support their coverage could vary depending upon the circumstances of each particular case. As such, there can be no assurance as to the level of support available from insurance policies. The Company does not currently believe that the ultimate outcome of all such pending legal proceedings (other than the class action proceeding noted in the foregoing paragraphs), individually and in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(7) Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders
Goody’s Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying condensed consolidated balance sheets of Goody’s Family Clothing, Inc. and Subsidiaries (the “Company”) as of August 2, 2003 and August 3, 2002, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods then ended and of cash flows for the twenty-six week periods then ended. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of February 1, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP
Atlanta, Georgia
August 18, 2003

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, business plans and estimates and involve material risks and uncertainties including, but not limited to:

•	The effectiveness of the Company’s planned merchandising, advertising, pricing, and operational changes;

•	The ability to achieve business plan targets;

•	The ability to avoid excess promotional pricing;

•	Weather conditions;

•	The timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand;

•	Customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company;

•	The effectiveness of advertising and promotional events;

•	The ability to enter into leases for new store locations;

•	The timing, magnitude and costs of opening new stores;

•	Individual store performance, including new stores;

•	Employee relations;

•	The general economic conditions within the Company’s markets and an improvement in the overall retail environment;

•	Global political unrest and associated risks;

•	The continued availability of adequate credit support from vendors and factors;

•	The Company’s compliance with loan covenants and the availability of sufficient eligible collateral for borrowing;

•	The inherent uncertainty of, and possible adverse outcomes in, pending litigation;

•	The unanticipated needs for additional capital expenditures;

•	Trends affecting the Company’s financial condition, results of operations or cash flows;

•	The Company’s ability to resume historical levels of new store growth;

•	Competition, including the impact of competitor’s pricing and store expansion in markets in which the Company operates; and

•	The Company’s ability to reverse negative comparable store sales trends.

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

Results of Operations

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

	Thirteen		Twenty-six
	Weeks Ended		Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expenses	70.8	72.2	70.2	71.2

Gross profit	29.2	27.8	29.8	28.8
Selling, general and administrative expenses	25.5	27.1	27.4	26.9

Earnings from operations	3.7	0.7	2.4	1.9
Investment income	0.1	—	0.1	—
Interest expense	—	—	—	—

Earnings before income taxes	3.8	0.7	2.5	1.9
Provision for income taxes	1.4	0.3	0.9	0.7

Net earnings	2.4%	0.4%	1.6%	1.2%

Thirteen Weeks Ended August 2, 2003 Compared with Thirteen Weeks Ended August 3, 2002

Overview During the second quarter of fiscal 2003, the Company opened five new stores and relocated or remodeled five stores, bringing the total number of stores in operation at August 2, 2003 to 332, compared with 330 at August 3, 2002. During the corresponding period of the previous fiscal year, the Company opened one new store, relocated or remodeled two stores and closed three stores. Net earnings for the second quarter of fiscal 2003 were $7,110,000 or 2.4% of sales, compared with net earnings of $1,259,000, or 0.4% of sales, for the second quarter of fiscal 2002. Net earnings for the second quarter of fiscal 2003 include a pretax credit of $4,441,000, or $0.08 per diluted share after taxes, related to the previously reported settlements of the Hilfiger litigation. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

Sales Sales for the second quarter of fiscal 2003 were $294,039,000, a 3.5% increase from the $284,046,000 in sales for the second quarter of fiscal 2002. This increase of $9,993,000 consisted of increases of $6,488,000 in comparable store sales and $3,505,000 in additional sales from new and transition stores. Comparable store sales for the second quarter of fiscal 2003 increased 2.3% compared with the corresponding period of the previous fiscal year.

Gross profit Gross profit for the second quarter of fiscal 2003 was $85,943,000, or 29.2% of sales, a $7,052,000 increase from the $78,891,000 in gross profit, or 27.8% of sales, for the second quarter of fiscal 2002. A majority of the 1.4% increase in gross profit as a percent of sales in the second quarter of fiscal 2003 compared with the second quarter of fiscal 2002 resulted from improved merchandise margins.

Selling, general and administrative expenses Selling, general and administrative expenses for the second quarter of fiscal 2003 were $74,862,000, or 25.5% of sales, a decrease of $2,164,000 from $77,026,000, or 27.1% of sales, for the second quarter of fiscal 2002. Selling, general and administrative expenses, excluding the pretax credit of $4,441,000 related to the previously reported settlements of the Hilfiger litigation, were $79,303,000 or 27.0% of sales. Selling, general and administrative expenses (including the settlements of the Hilfiger litigation) decreased by 1.6%, as a percent of sales, for the second quarter of fiscal 2003 compared with the second quarter of fiscal 2002. The 1.6% decrease relates primarily to (i) a 1.5% decrease in legal claims and related fees primarily related to the Hilfiger settlements as described above; (ii) a 0.6% reduction in the provision for health care costs, primarily due to the effect of plan design changes; (iii) a 0.2% decrease in depreciation expense, and (iv) a 0.4% net decrease in all other selling, general and administrative expenses; partially offset by increases of (i) 0.6% in payroll expenses primarily related to accrual of performance bonuses and (ii) 0.5% in advertising and promotional expenses.

Interest expense Interest expense for the second quarter of fiscal 2003 was similar to the second quarter of fiscal 2002. The Company had no borrowings under its credit facility during the first half of fiscal 2003 or the first half of fiscal 2002.

Investment income Investment income for the second quarter of fiscal 2003 increased by $51,000 compared with the second quarter of fiscal 2002 primarily as a result of an increase in invested funds.

Income taxes The provision for income taxes for the second quarter of fiscal 2003 was $4,175,000, for an effective tax rate of 37.0% of earnings before income taxes, compared with a provision for income taxes of $755,000, for an effective tax rate of 37.5% of earnings before income taxes, for the second quarter of fiscal 2002.

Twenty-Six Weeks Ended August 2, 2003 Compared with Twenty-Six Weeks Ended August 3, 2002

Overview During the twenty-six weeks ended August 2, 2003, the Company opened 5 new stores, relocated or remodeled 10 stores and closed 1 store, bringing the total number of stores in operation at August 2, 2003 to 332, compared with 330 at August 3, 2002. During the corresponding period of the previous fiscal year, the Company opened two new stores, relocated or remodeled three stores and closed four stores. Net earnings for the twenty-six weeks ended August 2, 2003 were $8,973,000, or 1.6% as a percent of sales, compared with net earnings of $6,830,000, or 1.2% as a percent of sales, for the twenty-six weeks ended August 3, 2002. Net earnings for the twenty-six weeks ended August 2, 2003 include a pretax charge of $3,555,000, or $0.07 per diluted share after taxes, related to the previously reported settlements of the Hilfiger litigation. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

Sales Sales for the twenty-six weeks ended August 2, 2003 were $577,051,000, a 1.7% increase from the $567,549,000 in sales for the corresponding period of the previous fiscal year. This increase of $9,502,000 consisted of increases of (i) $8,952,000 in comparable store sales and (ii) $550,000 in additional sales from new and transition stores. Comparable store sales for the twenty-six weeks ended August 2, 2003 increased 1.6% compared with the corresponding period of the previous fiscal year.

Gross profit Gross profit for the twenty-six weeks ended August 2, 2003 was $171,759,000, or 29.8% of sales, an $8,411,000 increase from the $163,348,000 in gross profit, or 28.8% of sales, generated for the corresponding period of the previous fiscal year. Gross profit increased 1.0% as a percent of sales for the twenty-six weeks ended August 2, 2003 compared with the twenty-six weeks ended August 3, 2002.

Selling, general and administrative expenses Selling, general and administrative expenses for the twenty-six weeks ended August 2, 2003 were $157,896,000, or 27.4% of sales, an increase of $5,224,000 from $152,672,000, or 26.9% of sales, for the corresponding period of the previous fiscal year. Selling, general and administrative expenses, excluding the pretax charge of $3,555,000 related to the previously reported settlements of the Hilfiger litigation, were $154,341,000 or 26.7% of sales. Selling, general and administrative expenses, including the Hilfiger charge, increased by 0.5%, as a percent of sales, for the twenty-six weeks ended August 2, 2003 compared with the corresponding period of the previous fiscal year. The 0.5% increase relates primarily to increases of (i) 0.6% in legal claims and related fees primarily related to Hilfiger as described above; (ii) 0.6% in advertising and promotional expenses, and (iii) 0.3% in payroll expenses primarily related to accrual of performance bonuses; partially offset by (i) a 0.4% reduction in the provision for health care costs, primarily due to the effect of plan design changes; (ii) a 0.2% decrease in depreciation expense, and (iii) a 0.4% net decrease in all other selling, general and administrative expenses.

Interest expense Interest expense for the twenty-six weeks ended August 2, 2003 was similar to the corresponding period of the previous fiscal year. The Company had no borrowings under its credit facility during the first half of fiscal 2003 or the first half of fiscal 2002.

Investment income Investment income for the twenty-six weeks ended August 2, 2003 increased by $124,000 compared with the second quarter of fiscal 2002 primarily as a result of an increase in invested funds.

Income taxes The provision for income taxes for the twenty-six weeks ended August 2, 2003 was $5,270,000, for an effective tax rate of 37.0% of earnings before income taxes, compared with a provision for income taxes of $4,098,000, for an effective tax rate of 37.5% of earnings before income taxes, for the second quarter of fiscal 2002.

Liquidity and Capital Resources

Financial position The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility discussed below. At August 2, 2003, the Company’s working capital was $119,260,000 compared with $101,635,000 at August 3, 2002. At August 2, 2003 compared with August 3, 2002, (i) cash and cash equivalents increased by $24,209,000, (ii) net property and equipment decreased by $12,945,000, (iii) inventories increased by $7,064,000, (iv) accounts payable — trade decreased by $4,553,000, and (v) accounts payable - other increased by $3,169,000.

In May 2001, the Company entered into a five-year $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. In June 2003, the credit facility was amended to permit cash dividends on the common stock in an amount equal to (i) $3,500,000 (but not to exceed $10,000,000 in the aggregate during the remaining term of the credit facility) plus (ii) 50% of the Company’s consolidated net income for the immediately preceding fiscal year. In addition, in June 2003 the lenders agreed to waive any events of default which could be deemed to have occurred by reason of the Court’s decision in the Hilfiger Matter.

At August 2, 2003 and August 3, 2002, the Company had (i) no cash borrowings under the credit facility and (ii) letters of credit outstanding not yet reflected in accounts payables of $25,105,000 and $29,845,000, respectively. There were no cash borrowings at any time during the twenty-six weeks ended August 2, 2003 and August 3, 2002. Letters of credit outstanding averaged $38,497,000 during the twenty-six weeks ended August 2, 2003 compared with $37,035,000 during the twenty-six weeks ended August 3, 2002. The highest balance of letters of credit outstanding during the twenty-six weeks ended August 2, 2003 was $47,428,000 in February 2003 compared with $59,698,000 in April 2002 during the twenty-six weeks ended August 3, 2002.

Cash Flows Cash provided by operating activities was $4,408,000 and $16,803,000 for the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively. Cash used for increases in inventory during the twenty-six weeks ended August 2, 2003 and August 3, 2002 was $37,463,000 and $30,451,000, respectively. These increases were typical build-ups of inventory levels from the end of the fiscal year throughout the spring selling season and the beginning of the fall season. An increase in accounts payable — trade provided cash of $23,957,000 and $19,345,000 in the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively, and is directly related to funding the seasonal inventory buildup.

Cash flows from investing activities reflected a $12,485,000 and $3,197,000 net use of cash for the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively. The Company used cash of $8,516,000 and $3,212,000 to fund capital expenditures for new, relocated and remodeled stores and for other corporate purposes for the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively. The Company purchased the Duck Head trademarks and four related licenses from TSI Brands Inc., and its parent corporation, Tropical Sportswear Int’l Corporation during the second quarter of fiscal 2003 for $4,000,000.

Cash provided by financing activities was $194,000 and $526,000 for the twenty-six weeks ended August 2, 2003 and August 3, 2002, respectively, from the issuance of common stock resulting from the exercise of stock options.

Outlook The Company plans to open five new stores, remodel four stores and close two stores during the remaining two quarters of fiscal 2003. Capital expenditures for the remainder of fiscal 2003 are expected to be approximately $17,500,000, primarily related to new and remodeled store costs, the installation of new radio frequency scanning equipment for the entire chain, management information systems, and general corporate purposes. Capital expenditures are now expected to be $26,000,000 for fiscal 2003, a $4,000,000 increase from the $22,000,000 previously disclosed as a result of accelerating the purchase of the new scanning equipment into fiscal 2003.

For fiscal 2004, the Company anticipates that it will open 20 to 25 new stores, and relocate or remodel up to 25 existing stores. Additionally, the Company expects to install new point of sale equipment in all stores during fiscal 2004. Capital expenditures for fiscal 2004 are anticipated to be in the range of $50,000,000.

The Company’s primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with anticipated cash flows from operations, including credit terms from vendors and factors, and the borrowings available under the credit facility will be sufficient to meet the Company’s operating and capital expenditure requirements. However, an adverse outcome of the risks and uncertainties described in the Company’s 2002 Annual Report on Form 10-K under the caption “Certain Factors That May Affect Future Results” could have a material adverse effect on the Company’s working capital, results of operations or cash flows.

In June 2003, the Company announced that its Board of Directors declared its first quarterly cash dividend since becoming a public company in 1991. The cash dividend of $0.02 per share is payable on September 15, 2003, to shareholders of record on August 1, 2003. The Company anticipates paying regular, quarterly cash dividends in the future, subject to the Company’s earnings, financial condition, capital requirements, general economic and business conditions, and other factors deemed relevant by the Board of Directors. The Company’s credit facility was amended to permit such dividends within certain prescribed limitations, as described above.

Contractual Obligations For a discussion of the Company’s contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003. There have been no significant developments with respect to the Company’s contractual obligations since February 1, 2003.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Company has no material investments or risks in market risk sensitive instruments.

Item 4 – Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer, and the Company’s Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer and Chief Accounting Officer, concluded that, as of August 2, 2003, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

During the fiscal quarter ended August 2, 2003, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings - See Note 6 to the Notes to Condensed Consolidated Financial Statements contained herein for a discussion of the Class Action, Hilfiger Matter, the Sun Matter and the Insurance Matters.

Item 2. — Changes in Securities and Use of Proceeds - None

Item 3. — Defaults Upon Senior Securities - None

Item 4. — Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders (the “Meeting”) on June 18, 2003 at which the election of directors was submitted to a vote of shareholders.

At the Meeting, the following person was elected as a director of the Company for a three-year term expiring at the 2006 Annual Meeting of Shareholders:

Samuel J. Furrow — 25,295,108 shares of common stock were voted in favor of his election; 4,696,683 shares of common stock were withheld and 2,563,742 shares of common stock were not voted. There were no abstentions or broker non-votes.

The other directors of the Company are Robert M. Goodfriend and Robert F. Koppel, whose terms expire at the 2004 Annual Meeting of Shareholders and Irwin L. Lowenstein and Cheryl L. Turnbull, whose terms expire at the 2005 Annual Meeting of Shareholders.

Item 5. — Other Information — None

Item 6. — Exhibits and Reports on Form 8-K

a)	Exhibits —

10.99	Second Amendment To Loan and Security Agreement, effective as of June 18, 2003, by and among Goody’s Family Clothing, Inc. and the other borrowers, the financial institutions party to the Loan Agreement from time to time, and The CIT Group/Business Credit Inc.
15	Accountants’ Awareness Letter.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

On June 2, 2003, the Company filed a Current Report on Form 8-K reporting under item 5 of its purchase of the Duck Head trademarks and four related licenses from TSI Brands Inc., and its parent corporation, Tropical Sportswear Int’l Corporation.

On June 19, 2003, the Company filed a Current Report on Form 8-K reporting under item 5 of its issuance of a press release announcing that its Board of Directors has declared its first quarterly cash dividend since becoming a public company in 1991 and of certain announcements it made at its 2003 Annual Meeting.

On June 30, 2003, the Company filed a Current Report on Form 8-K reporting under item 5 of its issuance of a press release announcing settlements in the Hilfiger litigation and related insurance matters.

GOODY’S FAMILY CLOTHING, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODY’S FAMILY CLOTHING, INC. (Registrant)

Date:	August 20, 2003	/s/ Robert M. Goodfriend

Robert M. Goodfriend Chairman of the Board and Chief Executive Officer

Date:	August 20, 2003	/s/ Edward R. Carlin

Edward R. Carlin Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date:	August 20, 2003	/s/ David G. Peek

David G. Peek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)