Form 10-Q
period 2003-11-01
GOODYS FAMILY CLOTHING INC /TN
filed 2003-11-19
CIK 879123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	November 1, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number	0-19526

Goody’s Family Clothing, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-0793974

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

400 Goody’s Lane, Knoxville, Tennessee	37922

(Address of principal executive offices)	(Zip Code)

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

Common Stock, no par value, 32,814,456 shares outstanding as of November 14, 2003.

Goody’s Family Clothing, Inc.
Index to Form 10-Q
November 1, 2003

Part I — Financial Information:
Item 1 - Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6 - 9
Independent Accountants’ Review Report	10
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 15
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	15
Item 4 - Controls and Procedures	15
Part II — Other Information:	16
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. (a) Exhibits
Item 6. (b) Reports on Form 8-K
Signatures	17

PART 1 — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements

Goody’s Family Clothing, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen		Thirty-nine
	Weeks Ended		Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Sales	$280,777	$268,324	$857,828	$835,873
Cost of sales and occupancy expenses	197,509	190,660	602,801	594,860

Gross profit	83,268	77,664	255,027	241,013
Selling, general and administrative expenses	80,676	82,836	238,571	235,509

Earnings (loss) from operations	2,592	(5,172)	16,456	5,504
Investment income	127	150	507	408
Interest expense	1	4	2	10

Earnings (loss) before income taxes	2,718	(5,026)	16,961	5,902
Provision (benefit) for income taxes	1,006	(1,885)	6,276	2,213

Net earnings (loss)	$1,712	$(3,141)	$10,685	$3,689

Earnings (loss) per common share:
Basic	$0.05	$(0.10)	$0.33	$0.11

Diluted	$0.05	$(0.10)	$0.32	$0.11

Cash dividends declared per common share	$0.02	$—	$0.04	$—

Weighted average common shares outstanding:
Basic	32,740	32,556	32,623	32,515

Diluted	33,649	32,556	33,268	33,122

See accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	November 1,	February 1,	November 2,
	2003	2003	2002

	(Unaudited)		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$66,727	$100,030	$25,088
Inventories	274,853	180,023	261,937
Accounts receivable and other current assets	21,763	17,567	17,269

Total current assets	363,343	297,620	304,294
Property and equipment, net	108,424	108,688	116,355
Other assets	13,901	9,539	9,525

Total assets	$485,668	$415,847	$430,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable — trade	$160,775	$105,898	$133,356
Accounts payable — other	18,622	24,321	17,401
Accrued expenses	65,272	54,769	49,350

Total current liabilities	244,669	184,988	200,107
Long-term liabilities	6,379	7,187	6,240
Deferred income taxes	12,348	12,539	16,581

Total liabilities	263,396	204,714	222,928

Commitments and Contingencies (Note 6)
Shareholders’ Equity
Preferred stock, par value $1.00 per share; Authorized - 2,000,000 shares; issued and outstanding — none
Class B Common stock, no par value; Authorized - 50,000,000 shares; issued and outstanding — none
Common stock, no par value;
Authorized - 50,000,000 shares;
Issued and outstanding - 32,814,306; 32,555,533; and 32,555,533 shares, respectively	23,553	22,245	22,245
Paid-in capital	10,965	10,510	10,510
Retained earnings	187,754	178,378	174,491

Total shareholders’ equity	222,272	211,133	207,246

Total liabilities and shareholders’ equity	$485,668	$415,847	$430,174

See accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirty-nine Weeks Ended

	November 1,	November 2,
	2003	2002

Cash Flows from Operating Activities
Net earnings	$10,685	$3,689
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	16,287	17,105
Net loss on asset disposals and write-downs	287	527
Changes in assets and liabilities:
Inventories	(94,830)	(81,966)
Accounts payable — trade	54,877	18,293
Accounts payable — other	(5,699)	(1,647)
Income taxes	5,767	14,930
Other assets and liabilities	(1,085)	5,612

Net cash used in operating activities	(13,711)	(23,457)

Cash Flows from Investing Activities
Acquisitions of property and equipment	(16,365)	(6,146)
Acquisition of intangible assets	(4,098)	—
Proceeds from sale of property and equipment	215	359

Net cash used in investing activities	(20,248)	(5,787)

Cash Flows from Financing Activities
Dividends paid to shareholders	(652)	—
Proceeds from exercise of stock options	1,308	526

Net cash provided by financing activities	656	526

Net decrease in cash and cash equivalents	(33,303)	(28,718)
Cash and cash equivalents, beginning of period	100,030	53,806

Cash and cash equivalents, end of period	$66,727	$25,088

Supplemental Disclosures:
Net income tax payments (refunds)	$1,319	$(11,694)
Interest payments	1	5

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

On February 2, 2003, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123,” (“SFAS 148”). SFAS 148 requires additional disclosures in the footnotes of both interim and annual financial statements regarding the method the Company uses to account for stock-based compensation and the effect of such method on reported results.

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

	Thirteen		Thirty-nine
	Weeks Ended		Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002
Net earnings (loss), as reported	$1,712	$(3,141)	$10,685	$3,689
Deduct: Total stock-based employee compensation expense determined under fair value based-method for all awards, net of related tax effects	165	345	618	1,005

Pro forma net earnings (loss)	$1,547	$(3,486)	$10,067	$2,684

Earnings (loss) per common share
Basic — as reported	$0.05	$(0.10)	$0.33	$0.11
Basic — pro forma	0.05	(0.11)	0.31	0.08
Diluted — as reported	$0.05	$(0.10)	$0.32	$0.11
Diluted — pro forma	0.05	(0.11)	0.30	0.08

Goody’s Family Clothing, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — continued
(Unaudited)

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

(3) Credit arrangements

In May 2001, the Company entered into a five-year $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The Company’s availability did not fall below $25,000,000 during the thirty-nine weeks ended November 1, 2003 or November 2, 2002 and therefore was not required to comply with this financial covenant. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. In June 2003, the credit facility was amended to permit cash dividends on the common stock in an amount equal to (i) $3,500,000 (but not to exceed $10,000,000 in the aggregate during the remaining term of the credit facility) plus (ii) 50% of the Company’s consolidated net income for the immediately preceding fiscal year. In addition, in June 2003 the lenders agreed to waive any events of default which could be deemed to have occurred by reason of the Court’s decision in the Hilfiger Matter described below. At November 1, 2003, the Company had no borrowings and $22,741,000 in letters of credit (not yet reflected in accounts payable) outstanding under the facility. These letters of credit generally have terms of less than one year and are primarily used to facilitate the purchase of import merchandise.

(4) Recent accounting pronouncements

FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, was issued in November 2002. This interpretation requires guarantors to account at fair value for and disclose certain types of guarantees. The interpretation’s disclosure requirements were effective for the Company’s year ended February 1, 2003; the interpretation’s measurement requirements were effective for guarantees issued or modified after December 31, 2002. Historically, the Company has not incurred significant costs related to performance under these types of guarantees. No liabilities have been recorded for these obligations on the Company’s consolidated balance sheet as of November 1, 2003.

FIN No. 46, “Consolidation of Variable Interest Entities”, was issued in January 2003. This interpretation requires consolidation of variable interest entities (“VIE”) (also formerly referred to as “special purpose entities”) if certain conditions are met. The interpretation applies immediately to VIE’s created after January 31, 2003, and to interests obtained in VIE’s after January 31, 2003. Beginning the first fiscal year or interim period commencing after December 15, 2003, the interpretation also applies to VIE's created or interests obtained in VIE's before February 1, 2003. The Company does not expect this interpretation to have an impact on its consolidated financial statements.

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

Goody’s Family Clothing, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — continued
(Unaudited)

(5) Restructuring Charge

The Company recorded a restructuring charge during the fourth quarter of fiscal 2001 of approximately $1,335,000 for an announced reduction in the Company’s work force that was completed during 2002. The reduction resulted in the elimination of jobs located at its corporate office and distribution center in Knoxville, Tennessee, and its distribution center in Russellville, Arkansas. The charge included the costs associated with severance, health benefits, outplacement services and professional fees related to developing and implementing the restructuring plan. During the third quarter of fiscal 2002, the Company made payments related to the restructuring of $9,000. During the remainder of fiscal 2002, payments related to the restructuring charge totaled $33,000 and net credits to income were $1,000, leaving no accrued restructuring charge on the balance sheet as of February 1, 2003.

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

Hilfiger Matter, Sun Matter and Related Insurance Matters

In July 2000, Tommy Hilfiger Licensing, Inc. (“Hilfiger”) commenced an action against the Company in the United States District Court for the Northern District of Georgia, alleging, among other things, counterfeiting and trademark infringement (the “Hilfiger Matter”). A bench trial for the Hilfiger Matter concluded on March 13, 2003 and on May 9, 2003, the Court rendered its decision, awarding damages to Hilfiger in the amount of approximately $11.0 million, plus reasonable attorney’s fees and costs.

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

In June 2003, the Company reached a settlement agreement with Tommy Hilfiger resolving all outstanding issues arising out of the Hilfiger Matter. Under the settlement, the Company agreed to make an $11.0 million cash payment to Tommy Hilfiger. The settlement amount also encompassed the settlement of the Sun Matter. In June 2003, the Company also reached an agreement in principle with its insurance carriers regarding the Insurance Matters and a definitive settlement agreement with its insurance carriers was executed in July 2003. As a result of the combined settlements, in the second quarter of fiscal 2003, the Company reversed $4,441,000 ($0.08 per diluted share after taxes) of the pre-tax charge of $7,996,000 ($0.15 per diluted share after taxes) previously recorded in the first quarter of fiscal 2003 based upon the Company’s earlier estimates in connection with these matters. Accordingly, for the thirty-nine weeks ended November 1, 2003, the Company has recorded a pre-tax charge of $3,571,000 ($0.07 per diluted share after taxes) in connection with these matters.

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

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders
Goody’s Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying condensed consolidated balance sheets of Goody’s Family Clothing, Inc. and Subsidiaries (the “Company”) as of November 1, 2003 and November 2, 2002, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods then ended and of cash flows for the thirty-nine week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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
November 18, 2003

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, business plans and estimates and involve material risks and uncertainties including, but not limited to:

•	The effectiveness of the Company’s planned merchandising, advertising, pricing, and operational changes;

•	The ability to achieve business plan targets;

•	The ability to avoid excess promotional pricing;

•	Weather conditions;

•	The timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand;

•	Customer demand and trends in the apparel and retail industry and to the acceptance of merchandise acquired for sale by the Company;

•	The effectiveness of advertising and promotional events;

•	The ability to enter into leases for new store locations;

•	The timing, magnitude and costs of opening new stores;

•	Individual store performance, including new stores;

•	Competition, including the impact of competitor’s pricing and store expansion in markets in which the Company operates;

•	Employee relations;

•	The general economic conditions within the Company’s markets and a continued improvement in the overall retail environment;

•	Global political unrest and associated risks;

•	The continued availability of adequate credit support from vendors and factors;

•	The Company’s compliance with loan covenants and the availability of sufficient eligible collateral for borrowing;

•	The unanticipated needs for additional capital expenditures;

•	Trends affecting the Company’s financial condition, results of operations or cash flows;

•	The Company’s ability to resume historical levels of new store growth; and

•	The inherent uncertainty of, and possible adverse outcomes in, pending litigation.

Any “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company’s financial results may be found in the Company’s public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Company’s web site, http://www.goodysonline.com, then select “Investor Information” and choose “SEC Filings.”

Results of Operations

     The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

	Thirteen		Thirty-nine
	Weeks Ended		Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expenses	70.3	71.0	70.3	71.2

Gross profit	29.7	29.0	29.7	28.8
Selling, general and administrative expenses	28.8	30.9	27.8	28.2

Earnings (loss) from operations	0.9	(1.9)	1.9	0.6
Investment income	—	—	0.1	0.1
Interest expense	—	—	—	—

Earnings (loss) before income taxes	0.9	(1.9)	2.0	0.7
Provision (benefit) for income taxes	0.3	(0.7)	0.7	0.3

Net earnings (loss)	0.6%	(1.2)%	1.3%	0.4%

Thirteen Weeks Ended November 1, 2003 Compared with Thirteen Weeks Ended November 2, 2002

Overview During the third quarter of the year ending January 31, 2004 (“fiscal 2003”), the Company opened two new stores, remodeled three stores, and closed two stores, bringing the total number of stores in operation at November 1, 2003 to 332, compared with 328 at November 2, 2002. During the corresponding period of the previous fiscal year, the Company remodeled three stores and closed two stores. Net earnings for the third quarter of fiscal 2003 were $1,712,000 or 0.6% of sales, compared with a net loss of $3,141,000 or (1.2%) of sales, for the third quarter of fiscal 2002, which included, for the third quarter of fiscal 2002, certain one-time expenses, amounting to $1,730,000 or (0.6%) of sales.

Sales Sales for the third quarter of fiscal 2003 were $280,777,000, a 4.6% increase from the $268,324,000 in sales for the third quarter of fiscal 2002. This increase of $12,453,000 consisted of increases of $9,023,000 in comparable store sales and $3,430,000 in additional net sales from new stores, transition stores and sales from stores that were subsequently closed. Comparable store sales for the third quarter of fiscal 2003 increased 3.4% compared with the corresponding period of the previous fiscal year. The Company believes the improvement in total sales and comparable store sales were at least partially attributable to an improved overall retail environment.

Gross profit Gross profit for the third quarter of fiscal 2003 was $83,268,000, or 29.7% of sales, a $5,604,000 increase from the $77,664,000 in gross profit, or 29.0% of sales, for the third quarter of fiscal 2002. A majority of the 0.7% increase in gross profit as a percent of sales in the third quarter of fiscal 2003 compared with the third quarter of fiscal 2002 resulted from improved merchandise margins.

Selling, general and administrative expenses Selling, general and administrative expenses for the third quarter of fiscal 2003 were $80,676,000, or 28.8% of sales, a decrease of $2,160,000 from $82,836,000, or 30.9% of sales, for the third quarter of fiscal 2002. Selling, general and administrative expenses decreased by 2.1%, as a percent of sales, for the third quarter of fiscal 2003 compared with the third quarter of fiscal 2002. The 2.1% decrease relates primarily to (i) a 0.9% decrease in advertising and promotional expenses, (ii) a 0.3% reduction in net payroll expense related to a decrease in salaries and an increase in the accrual of performance bonuses, (iii) a 0.3% reduction in consulting expenses, (iv) a 0.2% reduction in the provision for health care costs, primarily due to the effect of plan design changes, (v) a 0.2% decrease in workers compensation expense, and (vi) a 0.2% decrease in legal expenses.

Interest expense Interest expense for the third quarter of fiscal 2003 was similar to the third quarter of fiscal 2002. The Company had no borrowings under its credit facility during the first three quarters of fiscal 2003 or the first three quarters of fiscal 2002.

Investment income Investment income for the third quarter of fiscal 2003 decreased by $23,000 compared with the third quarter of fiscal 2002 primarily as a result of lower rates of return from invested funds.

Income taxes The provision for income taxes for the third quarter of fiscal 2003 was $1,006,000, for an effective tax rate of 37.0% of earnings before income taxes, compared with a benefit for income taxes of $1,885,000, for an effective tax rate of 37.5% of loss before income taxes, for the third quarter of fiscal 2002.

Thirty-nine Weeks Ended November 1, 2003 Compared with Thirty-nine Weeks Ended November 2, 2002

Overview During the thirty-nine weeks ended November 1, 2003, the Company opened 7 new stores, relocated or remodeled 13 stores and closed 3 stores, bringing the total number of stores in operation at November 1, 2003 to 332, compared with 328 at November 2, 2002. During the corresponding period of the previous fiscal year, the Company opened two new stores, relocated or remodeled six stores and closed six stores. Net earnings for the thirty-nine weeks ended November 1, 2003 were $10,685,000, or 1.3% as a percent of sales, compared with net earnings of $3,689,000, or 0.4% as a percent of sales, for the thirty-nine weeks ended November 2, 2002. Net earnings for the thirty-nine weeks ended November 1, 2003 include a pretax charge of $3,571,000, or $0.07 per diluted share after taxes, related to the previously reported settlements of the Hilfiger litigation. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

Sales Sales for the thirty-nine weeks ended November 1, 2003 were $857,828,000, a 2.6% increase from the $835,873,000 in sales for the corresponding period of the previous fiscal year. This increase of $21,955,000 consisted of increases of (i) $17,764,000 in comparable store sales and (ii) $4,191,000 in additional net sales from new stores, transition stores and sales from stores that were subsequently closed. Comparable store sales for the thirty-nine weeks ended November 1, 2003 increased 2.2% compared with the corresponding period of the previous fiscal year.

Gross profit Gross profit for the thirty-nine weeks ended November 1, 2003 was $255,027,000, or 29.7% of sales, a $14,014,000 increase from the $241,013,000 in gross profit, or 28.8% of sales, generated for the corresponding period of the previous fiscal year. Gross profit increased 0.9% as a percent of sales for the thirty-nine weeks ended November 1, 2003 compared with the thirty-nine weeks ended November 2, 2002. A majority of the 0.9% increase in gross profit as a percent of sales for the thirty-nine weeks ended November 1, 2003 compared with the thirty-nine weeks ended November 2, 2002 resulted from improved merchandise margins.

Selling, general and administrative expenses Selling, general and administrative expenses for the thirty-nine weeks ended November 1, 2003 were $238,571,000, or 27.8% of sales, an increase of $3,062,000 from $235,509,000, or 28.2% of sales, for the corresponding period of the previous fiscal year. Selling, general and administrative expenses, excluding the pretax charge of $3,571,000 related to the previously reported settlements of the Hilfiger litigation, were $235,000,000 or 27.4% of sales. Selling, general and administrative expenses, including the Hilfiger charge, decreased by 0.4%, as a percent of sales, for the thirty-nine weeks ended November 1, 2003 compared with the corresponding period of the previous fiscal year. The 0.4% decrease relates primarily to (i) a 0.4% reduction in the provision for health care costs, primarily due to the effect of plan design changes and (ii) a 0.4% reduction in all other selling, general and administrative expenses, offset by increases of (iii) a 0.2% in legal claims and related fees primarily related to Hilfiger as described above, (iv) a 0.1% in advertising and promotional expenses, and (v) a 0.1% in net payroll expense related to an increase in the accrual of performance bonuses and a decrease in salaries.

Interest expense Interest expense for the thirty-nine weeks ended November 1, 2003 was similar to the corresponding period of the previous fiscal year. The Company had no borrowings under its credit facility during the first three quarters of fiscal 2003 or fiscal 2002.

Investment income Investment income for the thirty-nine weeks ended November 1, 2003 increased by $99,000 compared with the corresponding period of the previous fiscal year primarily as a result of an increase in invested funds in excess of the lower rates of return from invested funds.

Income taxes The provision for income taxes for the thirty-nine weeks ended November 1, 2003 was $6,276,000, for an effective tax rate of 37.0% of earnings before income taxes, compared with a provision for income taxes of $2,213,000, for an effective tax rate of 37.5% of earnings before income taxes, for the corresponding period of the previous fiscal year.

Liquidity and Capital Resources

Financial position The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility discussed below. At November 1, 2003, February 1, 2003 and November 2, 2002, the Company’s working capital was $118,674,000, $112,632,000 and $104,187,000, respectively.

At November 1, 2003 compared with November 2, 2002, (i) cash and cash equivalents increased by $41,639,000, (ii) net property and equipment decreased by $7,931,000, (iii) inventories increased by $12,916,000 and were 4% higher on a per square foot basis, (iv) accounts payable — trade increased by $27,419,000, and (v) accounts payable — other increased by $1,221,000.

At November 1, 2003 compared with February 1, 2003, (i) cash and cash equivalents decreased by $33,303,000, (ii) net property and equipment decreased by $264,000, (iii) inventories increased by $94,830,000, (iv) accounts payable — trade increased by $54,877,000, and (v) accounts payable - other decreased by $5,699,000.

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

At November 1, 2003, February 1, 2003 and November 2, 2002, the Company had (i) no cash borrowings under the credit facility and (ii) letters of credit outstanding not yet reflected in accounts payables of $22,741,000, $31,758,000 and $31,421,000, respectively. There were no cash borrowings at any time during the thirty-nine weeks ended November 1, 2003 and November 2, 2002. Letters of credit outstanding averaged $36,586,000 during the thirty-nine weeks ended November 1, 2003 compared with $38,214,000 during the thirty-nine weeks ended November 2, 2002. The highest balance of letters of credit outstanding during the thirty-nine weeks ended November 1, 2003 was $47,428,000 in February 2003 compared with $59,698,000 in April 2002 during the thirty-nine weeks ended November 2, 2002.

Cash Flows Cash used in operating activities was $13,711,000 and $23,457,000 for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. Cash used for increases in inventory during the thirty-nine weeks ended November 1, 2003 and November 2, 2002 was $94,830,000 and $81,966,000, respectively. These increases were typical build-ups of inventory levels from the end of the fiscal year throughout the spring selling season and the beginning of the fall season. An increase in accounts payable — trade provided cash of $54,877,000 and $18,293,000 in the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively, and is directly related to funding the seasonal inventory buildup.

Cash flows from investing activities reflected a $20,248,000 and $5,787,000 net use of cash for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. The Company used cash of $16,365,000 and $6,146,000 to fund capital expenditures for new, relocated and remodeled stores and for other corporate purposes for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. The Company purchased the Duck Head trademarks and four related licenses from TSI Brands Inc., and its parent corporation, Tropical Sportswear Int’l Corporation during the second quarter of fiscal 2003 and total acquisition costs to date are $4,098,000.

Cash provided by financing activities was $656,000 and $526,000 for the thirty-nine weeks ended November 1, 2003 and November 2, 2002, respectively. In June 2003, the Company announced that its Board of Directors declared its first quarterly cash dividend since becoming a public company in 1991. The cash dividend of $0.02 per share was paid on September 15, 2003, to shareholders of record on August 1, 2003 in the amount of $652,000. Proceeds from the issuance of common stock resulting from the exercise of stock options for the thirty-nine weeks ended November 1, 2003 and November 2, 2002 were $1,308,000 and $526,000, respectively.

Outlook The Company opened three new stores in November 2003, relocated one store and does not plan any additional store openings or relocations for the remainder of fiscal 2003. Capital expenditures for the remainder of fiscal 2003 are expected to be approximately $7,200,000, primarily related to new and remodeled store costs, the completion of the installation of new radio frequency scanning equipment for the entire chain, management information systems, and general corporate purposes. Total capital expenditures for fiscal 2003 are now expected to be approximately $23,500,000.

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

On October 15, 2003, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share to shareholders of record on November 3, 2003, payable on December 15, 2003. The Company anticipates paying regular, quarterly cash dividends in the future, subject to the Company’s earnings, financial condition, capital requirements, general economic and business conditions, and other factors deemed relevant by the Board of Directors. The Company’s credit facility was amended to permit such dividends within certain prescribed limitations, as described above.

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

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer and Chief Accounting Officer, concluded that, as of November 1, 2003, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

During the fiscal quarter ended November 1, 2003, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GOODY’S FAMILY CLOTHING, INC. (Registrant)

Date:	November 19, 2003	/s/ Robert M. Goodfriend

Robert M. Goodfriend Chairman of the Board and Chief Executive Officer

Date:	November 19, 2003	/s/ Edward R. Carlin

Edward R. Carlin Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date:	November 19, 2003	/s/ David G. Peek

David G. Peek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)