Form 10-K
period 2004-01-31
GOODYS FAMILY CLOTHING INC /TN
filed 2004-03-22
CIK 879123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-19526

GOODY’S FAMILY CLOTHING, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-0793974
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 Goody’s Lane, Knoxville, Tennessee	37922
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (865) 966-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑  No ☐

    The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ National Market on August 2, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $156,246,731. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.

    Number of shares of Common Stock outstanding as of March 12, 2004: 32,843,606

DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K shall be incorporated from the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders currently scheduled to be held on June 16, 2004.

FORWARD-LOOKING STATEMENTS
PART I
PART II
Item 6. Selected Financial Data
PART III
PART IV
ITEM 15. Exhibits, Financial Statements and Reports on Form 8-K
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II
EX-10.100 EMPLOYMENT AGREEMENT DATED 1-28-2004
EX-10.101 THIRD AMENDMENT TO LOAN AGREEMENT
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23 CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1 SECTION 302 CERTIFCATION OF CEO
EX-31.2 SECTION 302 CERTIFCATION OF CFO
EX-31.3 SECTION 302 CERTIFCATION OF SENIOR V.P.
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO
EX-32.3 SECTION 906 CERTIFICATION OF SENIOR V.P.

     Unless the context otherwise indicates, all references in this Form 10-K to the “Company” or “Goody’s” refer to Goody’s Family Clothing, Inc., a Tennessee corporation, and its subsidiaries. The Company’s fiscal year ends on the Saturday nearest the last day of January. The terms “fiscal 2009,” “fiscal 2008,” “fiscal 2007,” “fiscal 2006,” “fiscal 2005,” “fiscal 2004,” “fiscal 2003,” “fiscal 2002,” “fiscal 2001,” “fiscal 2000,” and “fiscal 1999,” refer to the Company’s fiscal years ending or ended on January 30, 2010 (52 weeks), January 31, 2009 (52 weeks), February 2, 2008 (52 weeks), February 3, 2007 (53 weeks), January 28, 2006 (52 weeks), January 29, 2005 (52 weeks), January 31, 2004 (52 weeks), February 1, 2003 (52 weeks), February 2, 2002 (52 weeks), February 3, 2001 (53 weeks), and January 29, 2000 (52 weeks), respectively.

FORWARD-LOOKING STATEMENTS

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management has endeavored in its communications and in this Form 10-K to highlight the trends and factors that might have an impact on the Company and the industry in which it competes. Any “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue,” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s plans and current analysis of the Company, its business and the industry as a whole. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

(i)	the ability to continue the positive trend in comparable-store sales;
(ii)	the effectiveness of merchandising, advertising, pricing, and operational strategies;
(iii)	growth of the Company’s store base;
(iv)	weather conditions;
(v)	customer demand and trends in the apparel and retail industry and the acceptance of the Company’s merchandise offerings, including the new Duck Head line;
(vi)	the ability to enter into leases for new store locations;
(vii)	the timing, magnitude and costs of opening new stores;
(viii)	the impact of competitors’ pricing and store expansion;
(ix)	individual store performance, including new stores;
(x)	the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand;
(xi)	global political unrest, including terrorism and war;
(xii)	trends affecting the Company’s financial position, results of operations or cash flows;
(xiii)	the ability to control shrinkage;
(xiv)	the success of the Company’s information technology systems;
(xv)	the ability to avoid excess promotional pricing;
(xvi)	the continued availability of adequate credit support from vendors and factors;
(xvii)	the Company’s compliance with loan covenants and the availability of sufficient eligible collateral for borrowing;
(xviii)	the ability to achieve business plan targets;
(xix)	relations with vendors, factors and employees;
(xx)	the seasonality of the Company’s business;
(xxi)	the general economic conditions within the Company’s markets and an improvement in the overall retail environment;
(xxii)	the unanticipated needs for additional capital expenditures;
(xxiii)	the Company’s reliance on key personnel; and
(xxiv)	the outcome of pending litigation.

      Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. Also see “Certain Factors That May Affect Future Results.” The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

ITEM 1.	Business

General

      Goody’s is a retailer of moderately priced family apparel with 335 stores in 18 states as of January 31, 2004. The Company primarily locates its stores in small to midsize markets in the Southeast, Midwest and Southwest regions of the United States that have demographic characteristics consistent with its targeted customer. All of Goody’s stores are leased, average approximately 27,800 gross square feet, and are generally located in strip shopping centers. The Company manages its core functions, such as purchasing, pricing, marketing and advertising, distribution, planning and allocation, real estate, finance, and information systems, from its centrally located corporate office in Knoxville, Tennessee. The Company has two distribution centers, one each in Knoxville, Tennessee and Russellville, Arkansas.

      The Company’s objective is to be a leading retailer of apparel for the entire family in each of the markets it serves. In keeping with this objective, Goody’s offers a broad selection of current-season, nationally recognized brands for brand-conscious shoppers, as well as exclusive brands for those shoppers who seek quality apparel at value prices.

      The address of the Company’s web site is www.goodysonline.com. The Company makes available, free of charge, through its web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). Such filings may be accessed through the Company’s web site, www.goodysonline.com, then select “Investor Information” and choose “SEC Filings.”

Competitive Strategy

      The Company’s operating strategies continually evolve to keep pace with the competitive demands of an ever-changing retail environment. However, the central elements of the Company’s core business strategy remain essentially the same and include the following:

•	Appeal to Value-Conscious Customers. Goody’s tries to appeal to value-conscious customers by offering current-season, trend-right, nationally recognized and exclusive-brand merchandise at value prices.

•	Offer a Broad Range of Merchandise for the Entire Family. The Company provides a wide selection of merchandise designed to satisfy the casual and career apparel needs of the entire family. The Company believes that providing one-stop shopping for customers in convenient and accessible locations gives it an advantage over many of its competitors.

•	Emphasize Current-Season, Nationally Recognized Brands. The Company is committed to maintaining a strong line-up of nationally recognized brands including: Adidas, Alfred Dunner, Anxiety, Arden Fragrances (that include Calvin Klein, Nautica, Obsession, Paul Sebastian, and White Diamonds), Arrow, Avia, Baby Togs, Baltex, Bass, Beach Native, Briggs, Burnes of Boston, Calico Sport, Candies, Carter’s, Cathy Daniels, Connected, Connie, Deer Stags, Diba East, Dockers, Dorby, Erika, GBX, Giorgio Brutini, Gloria Vanderbilt, Grasshoppers, Hanes, JNCO, Keds, Lee, L.E.I., Levi’s, Life Stride, Manhattan Beachwear, Mootsies Tootsies, Mudd, Munsingwear, My Michelle, New Balance, Nike, Norton McNaughton, On Que, OshKosh, Paco, Playtex, Reebok, Requirements, Riveria, Rosetti, Sag Harbor, Self Esteem, Skechers, Topsider, U.S. Polo, Union Bay, and Zana-DI, among others.

•	Strategically Use Private-Label Programs. The Company’s private-label programs utilize exclusive brands that are designed to offer shoppers quality products at exceptional value and generate higher gross margins. The Company’s exclusive brands currently include: Duck Head, Goodclothes and Mountain Lake for women; Duck Head, Ivy Crew, OCI and RMG Chairman’s Collection for men; and Baby Crew, Duck Head, Good Kidz, and OCI for children.

•	Focus on Small to Midsize Markets. The Company generally locates its stores in small to midsize markets that have demographic characteristics consistent with its targeted value-conscious customer. While the Company operates in selected larger metropolitan markets, smaller market areas offer certain strategic advantages, including increased opportunities for expansion, lower rent and occupancy costs, lower advertising costs, and fewer competitors.

•	Provide Strong Marketing and Advertising. The Company believes that communicating frequently with customers is the key to maintaining traffic flow in its stores and creating loyalty within its customer base. The Company’s marketing and advertising messages aim to brand Goody’s as a destination store for key categories of first-quality, value-priced family apparel. Goody’s advertises predominantly in local newspapers and reinforces its print message with television and/or radio campaigns aired on a consistent basis to support strategically timed promotional events and maintain top-of-mind awareness.

•	Shopper-Friendly Store Environment. The Company endeavors to provide easy-to-read in-store signage, clear and understandable pricing, wide and easy-to-shop aisles, functional and space-efficient fixturing, efficient check-out counters, and easy-to-locate customer service areas to enhance the customer’s shopping experience.

Expansion Strategy

      The Company opened 10 stores, relocated or remodeled 14 existing stores and closed 3 stores during fiscal 2003. During fiscal 2004, the Company expects to increase its new store openings to approximately 20 to 25 stores and relocate or remodel approximately 15 existing stores. The fiscal 2004 planned new stores are expected to be located in small to midsize markets ranging from 20,000 to 30,000 square feet. If the Company meets its business plan for fiscal 2004, it expects to resume its historical strategy of increasing its store base by approximately 10% each year (or 35 to 40 stores) beginning in fiscal 2005. It is expected the Company’s new store expansion strategy will be focused within small to midsize markets.

      In making its decision to open a new store, the Company typically evaluates, among other factors, market demographics, competition, location, customer traffic, rent and occupancy costs, advertising, and other expenses associated with the opening and operating of a new store. Goody’s has historically supported new store growth from internally generated funds.

      The Company would consider a complementary acquisition opportunity should it arise, although the Company has no understandings, arrangements or agreements with respect to any such opportunity.

      The following table provides information regarding the number of stores in operation, new stores opened, stores closed, and stores relocated or remodeled during the years indicated:

	Fiscal Year

	2003	2002	2001	2000	1999

Stores open, beginning of year	328	332	317	287	257
New stores opened during the year	10	2	18	32	32
Stores closed during the year	(3)	(6)	(3)	(2)	(2)

Stores open, end of year	335	328	332	317	287

Stores relocated or remodeled during the year	14	7	12	13	20

      The Company’s 328 stores open at the end of fiscal 2002 included one store in Charlottesville, Virginia, that temporarily closed due to smoke damage on January 15, 2003, and reopened on March 6, 2003.

Merchandising Strategy

      The Company’s merchandising strategy has been developed to appeal to its value-conscious customers by offering a broad selection of current-season, trend-right, nationally recognized, and exclusive-brand merchandise at value prices. The Company continually develops and refines its merchandising strategy in an attempt to satisfy the preferences of its target customers. The Company competes with: (i) department stores by offering nationally recognized, brand-name quality apparel at value prices; (ii) specialty stores by offering apparel for the entire family; (iii) off-price apparel stores by offering a wide selection of current-season merchandise at competitive prices; and (iv) discount stores by offering nationally recognized, brand-name merchandise generally unavailable to discount retailers. While nationally recognized, brand-name merchandise remains the cornerstone of its merchandising strategy, the Company continues to invest in the development of its private-label merchandise that offers customers quality merchandise at value prices. The Company’s private-label sales accounted for approximately 27%, 28% and 19% of total sales in fiscal 2003, 2002 and 2001, respectively.

      The Company purchased the Duck Head trademarks and four related licenses from TSI Brands Inc., and its parent corporation, Tropical Sportswear Int’l Corporation during the second quarter of fiscal 2003 for $4,000,000 plus related costs. The Company believes this is an important trademark, given its rich history and recognition in the Southeast region of the United States. Plans are to introduce the Company’s exclusive merchandise offerings bearing the Duck Head trademarks in the men’s, misses and children’s divisions beginning in March 2004, and in the junior’s division in the summer of 2004. It is expected that this business will have a positive impact on the Company’s private-label business in 2004 and beyond. Brand marketing for Duck Head will include separate television spots and newspaper inserts as well as a dedicated informational website describing the extensive selection in the Duck Head line. In-store presentation will augment brand recognition at point of purchase.

      A typical Goody’s store has five divisions that include women’s (junior’s, misses, petite, plus size, intimate apparel, swimwear, outerwear, and accessories), men’s (sportswear, activewear, young men’s, and men’s furnishings), children’s (infants and toddlers, boys and girls), shoes (women’s, men’s, children, and athletic), and other (tuxedo rentals and service fees). The Company’s stores carry an average of approximately 15,000 different styles of merchandise that are electronically tracked (including by color and size, where appropriate) in order to provide timely and accurate selling data to management.

Merchandising Divisions

      Women’s. The most comprehensive merchandise selection offered by the Company is in the women’s division, which contributed 61.5% of total sales in fiscal 2003. The women’s division emphasizes casual and career fashions, denim, dresses, and accessories and includes misses, junior’s, petite and plus sizes, intimate apparel, swimwear, outerwear and accessories. Misses’ merchandise lines include popular brand names such as Adidas, Alfred Dunner, Briggs, Cathy Daniels, Dockers, Erika, Gloria Vanderbilt, Lee, Levi’s, Nike, Norton McNaughton, On Que, Requirements, and Sag Harbor, as well as the Company’s current exclusive brands, Duck Head, Goodclothes and Mountain Lake. Juniors’ merchandise lines include nationally recognized brand names such as Anxiety, L.E.I., Levi’s, Mudd, My Michelle, Self Esteem, and Union Bay. Fashion dresses are also an important part of Goody’s overall women’s product lines and feature popular brand names such as Connected, Dorby, My Michelle, and Sag Harbor. Nationally recognized, brand-name intimate apparel offered by the women’s division includes products from Hanes and Playtex. Swimwear features labels such as Beach Native, Baltex, L.E.I., Manhattan Beachwear, and Mudd. Nationally recognized brands featured in accessories include Arden Fragrances (that include Calvin Klein, Nautica, Obsession, Paul Sebastian, and White Diamonds), Burnes of Boston, L.E.I., Mudd, Playtex, Riveria, and Rosetti.

      Men’s. The men’s division contributed 21.2% of total sales in fiscal 2003 and consists of sportswear, activewear, denim, young men’s, and men’s furnishings departments. The men’s division features nationally recognized, brand-name merchandise and includes Adidas, Arrow, Dockers, JNCO, Lee, Levi’s, Munsingwear, Nike, U.S. Polo, and Union Bay. The Company’s current exclusive brands for men are Duck Head, Ivy Crew, OCI and RMG Chairman’s Collection.

      Children’s. The children’s division contributed 10.9% of total sales in fiscal 2003 and offers durable apparel for children of all ages including infants and toddlers, boys and girls. Nationally recognized brands for children offered by the children’s division include Adidas, Baby Togs, Carter’s, Lee, L.E.I., Levi’s, Mudd, My Michelle, Nike, OshKosh, Paco, U.S. Polo, Union Bay, and Zana-DI. The Company’s current exclusive brands for children are Baby Crew, Duck Head, Good Kidz, and OCI.

      Shoes. The Company operates its own shoe departments, which contributed 5.8% of total sales in fiscal 2003. At the end of fiscal 2003, 329 stores had shoe departments; and the Company expects that all new and relocated stores in fiscal 2004 will have shoe departments. The shoe departments offer nationally recognized brands such as Adidas, Avia, Bass, Calico Sport, Candies, Connie, Deer Stags, Diba East, Dockers, GBX, Giorgio Brutini, Grasshoppers, Keds, L.E.I., Life Stride, Mootsies Tootsies, Mudd, New Balance, Nike, OshKosh, Reebok, Self Esteem, Skechers, Topsider, and U.S. Polo.

      Other. Includes revenue from tuxedo rentals and service fees, royalties from license fees and gift certificate, gift card and in-store credit forfeitures that, in the aggregate, contributed 0.6% of total sales in fiscal 2003.

      The following table shows a breakdown of the Company’s total sales for the periods indicated (dollars in thousands):

	Fiscal 2003 (52 weeks)		Fiscal 2002 (52 weeks)		Fiscal 2001 (52 weeks)

	Amount	Percent	Amount	Percent	Amount	Percent

Women’s	$754,480	61.5%	$723,523	60.7%	$702,228	58.9%
Men’s	260,024	21.2	256,321	21.5	280,922	23.6
Children’s	133,258	10.9	135,056	11.3	137,527	11.5
Shoes	71,817	5.8	70,796	5.9	64,266	5.4
Other	7,453	0.6	7,709	0.6	7,603	0.6

	$1,227,032	100.0%	$1,193,405	100.0%	$1,192,546	100.0%

Store Visual Presentation

      Generally within each Goody’s store, specific departments have prominent signage with aisles leading directly to major departments. Visual merchandising and store presentation are enhanced by fixtures that showcase merchandise in an accessible and customer-friendly shopping environment. Sale items featured in the Company’s advertising campaigns are highlighted in the stores with signs that allow customers to quickly locate items of interest. The overall merchandise presentation is organized to highlight selected fashion products as the seasons progress. The visual merchandising department, in collaboration with the merchandising staff, communicates with the stores frequently through its “Front & Forward” program, a series of guidebooks designed to help store Associates coordinate visual presentation efforts with featured items contained in advertisements or items being promoted in-store. The Company continually endeavors to update its stores and improve their “shopability.”

Purchasing

      The Company buys merchandise from approximately 620 vendors worldwide. During fiscal 2003, the Company’s receipts from Levi Strauss & Co., its largest vendor, represented approximately 10.6% of total receipts. No more than 4.0% of total receipts were attributable to any one of the Company’s other vendors during fiscal 2003. However, the Kellwood Company and Jones Apparel Group, Inc. own 12 and 10 of the Company’s vendors, respectively, which represented approximately 5.7% and 5.4% of total receipts for fiscal 2003, respectively. The Company does not have long-term or exclusive contracts with any manufacturer or vendor. The Company believes it maintains strong relationships with its vendors. A large portion of the Company’s merchandise is prepackaged and preticketed by the vendors for each store, allowing the merchandise to be cross-docked, thereby reducing the cost and processing time at its distribution centers.

      Merchandise associated with the Company’s private-label merchandise is largely imported. The Company employs its own designers and product development teams which work closely with the merchandising staff to track seasonal fashion trends, analyze customer feedback and determine appropriate order quantities. The Company controls its private-label merchandise from initial concept to its introduction in its stores and monitors product quality, freight costs and other expenses in an effort to maximize gross margins on such merchandise.

Planning and Allocation

      The Company’s planning and allocation department works closely with merchandising, distribution and store operations personnel to establish an appropriate flow of merchandise for each of the Company’s stores. This flow of merchandise is intended to reflect customer preferences in each market. The Company utilizes electronic data interchange (“EDI”) with 210 vendors, wherein the Company and vendors exchange documents electronically; additionally the vendor will pack orders by store and ticket the merchandise at the color and size levels. Sales from EDI vendors accounted for approximately 62% of total sales in fiscal 2003. The Company also utilizes automatic replenishment programs (“QR”) with 71 of the 210 EDI vendors, which allow for more efficient replenishment of specific items of merchandise in particular styles, sizes and colors to optimize in-stock positions of basic merchandise. Goody’s provides QR vendors with selling data for their products and reorders are automatically produced when compared to predetermined models. Sales from QR vendors represented approximately 29% of total sales in fiscal 2003. The Company continues to support and encourage the use of QR and EDI for its vendors.

Centralized Distribution

      The Company has two distribution centers: a 344,000-square-foot distribution center, located in Knoxville, Tennessee, and a 235,000-square-foot distribution center, located in Russellville, Arkansas. The two distribution centers have the combined capacity to serve approximately 525 stores. Both distribution centers are equipped with automated merchandise handling equipment that facilitates efficient distribution of merchandise to the Company’s stores and provides for efficient cross docking of prepackaged and preticketed merchandise by store. Incoming merchandise is received at the distribution centers where it is randomly inspected for quality control at the Company’s discretion.

      Merchandise for individual stores is typically processed through the distribution centers within 48 hours of its receipt from vendors. Furthermore, because the distribution centers are located adjacent to main interstate highways, the Company believes it has been able to negotiate favorable shipping terms with common carriers.

      The Company also has developed an effective computerized system for tracking merchandise from the time it arrives at its distribution centers until it is delivered to the stores to ensure that shipments are delivered in an accurate and timely manner. The Company utilizes a third-party contract carrier to deliver merchandise to its stores.

Marketing and Advertising

      The Company’s marketing and advertising strategies are designed to reinforce its image as a destination store for trend-right casual and career apparel at value prices for the entire family. The Company believes that its advertisements, which emphasize a wide selection of nationally recognized, brand-name apparel at value prices for the entire family, have enabled it to communicate a distinct identity that reinforces its brand in the marketplace.

      Using a multi-media approach in fiscal 2003, Goody’s utilized outside agencies for print and broadcast media buying. In addition, outside resources were used, in conjunction with the internal marketing/advertising staff, for creative input in both print and broadcast media. In 2004, the Company will schedule television and radio to air consistently in support of promotional events and to maintain top-of-mind awareness. The Company uses print and television advertising to communicate the depth and selection of its merchandise as well as its value proposition. The www.goodysonline.com website provides an additional communication vehicle to demonstrate selection and value. In-store merchandise presentation is coordinated with such advertising to maximize promotional opportunities. While the exact allocation of advertising expenditures differs from market to market, the Company allocated approximately 52% of its fiscal 2003 advertising expenditures to print media, 36% to television and radio with the remainder for other promotional activities. Several of the Company’s key vendors share in the costs of mutually beneficial advertising campaigns through cooperative advertising programs.

      The Company offers the GOODY’S private-label credit card through an arrangement with Alliance Data Systems and World Financial Network National Bank. Under this arrangement, the Company pays sales transaction fees, but is not responsible for assessing customer credit-worthiness and does not assume the risk associated with extending credit. During fiscal 2003, average net sales per transaction on the GOODY’S private-label credit card were higher than the average of all other credit cards accepted. The GOODY’s private-label credit card includes a loyalty program that is intended to increase the frequency and volume of customer purchases. The Company advertises and markets directly to its credit card customers.

      The Company also offers its customers a GOODY’s gift card. The GOODY’s gift card is designed to simplify the gift transaction for the customer and enhance the “Goody’s” brand image. This card is always available at the point-of-sale and, at certain times of the year such as the Christmas selling season, it is aggressively marketed to increase gift card sales. During fiscal 2003, the Company implemented a program enabling customers to purchase gift cards online through its website.

Pricing

      The Company’s pricing strategy is designed to provide value to its customers by offering merchandise at value prices generally below the prices of traditional department and specialty stores. In order to remain competitive and enhance sales promotion efforts, Goody’s frequently monitors its competitors’ prices. In addition, the Company’s management information systems provide daily and weekly sales and gross margin reports that, among other things, track sales and gross margins by stock-keeping unit and provide management with the flexibility to adjust prices, as appropriate.

Customer Service

      Goody’s goal is to provide shoppers with a positive shopping experience every time they visit its stores. The Company reviews and analyzes customer calls, e-mails and letters, receives feedback from store management, and conducts quantitative and qualitative studies to monitor customer expectations. To support its efforts, the Company utilizes a customer service program called “GREAT,” an acronym that stands for “Greet every customer, Room to shop, Exciting store presentation, Attention to detail, and Thank every customer.” Goody’s store Associates play the most important role in the success of the GREAT program.

Store Operations

      Management of store operations is the responsibility of the Executive Vice President — Stores, who is assisted by a Vice President — Store Operations, a Vice President — Loss Prevention, three Vice Presidents — Sales, and currently 28 District Managers. The number of stores that each District Manager currently oversees ranges from 9 to 18.

      Each store is managed by a team consisting of a Manager and up to two Assistant Managers, depending on the size of the store. Stores are typically staffed by Sales Associates, Department Heads, Cashiers, and Stockroom Associates. All Associates are responsible for interacting with customers, developing and maintaining creative visual merchandise presentation and ensuring a positive shopping experience for each customer. The store staff consists of a combination of full- and part-time Associates; temporary Associates are hired for peak selling seasons. The Company’s stores are generally open from 9:00 a.m. to 9:00 p.m. Monday through Thursday; from 9:00 a.m. to 10:00 p.m. on Friday and Saturday; and from 12:00 a.m. to 7:00 p.m. on Sunday. These hours are extended during various holidays and peak selling seasons.

Store Locations

      The Company typically locates its stores in small to midsize markets in the Southeast, Midwest and Southwest regions of the United States that have populations of fewer than 100,000 and demographic characteristics consistent with its targeted value-conscious customer. However, the Company does have approximately 7% of its stores located in metropolitan markets with sales accounting for approximately 7% of the Company’s total sales in fiscal 2003. Goody’s leases store space, primarily in strip centers, where costs are generally lower than mall locations. The smallest of the Company’s stores has 7,600 gross square feet and the largest store has 52,600 gross square feet; the average store size is approximately 27,800 gross square feet. The Company’s store locations may be found by visiting its web site at www.goodysonline.com.

      All of the Company’s store locations are leased. The Company believes the flexibility of leasing its stores provides substantial benefits and avoids the inherent risks of owning real estate. The Company believes it has established itself as an anchor tenant due to its sales volume, the size of its stores, its advertising contributions in local markets, its financial position, and its history of meeting lease commitments on a timely basis.

Information Systems

      The Company frequently upgrades its core business systems with current technology, when and where possible, in an effort to enhance financial and other business controls. The Company maintains fully integrated point-of-sale (“POS”), inventory and merchandise systems. The Company’s information systems provide management, buyers, planners, and distributors with comprehensive data that allow them to identify emerging sales trends and, accordingly, manage inventories. The data provided by information systems include: merchandise planning, purchase order management, open order reporting, open-to-buy, receiving, distribution, EDI, basic stock replenishment, inventory, and price management. Daily and weekly sales reports are used by management to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventories, and are frequently revised to reflect changing sales trends. The Company’s POS systems are supported by an in-store computer system. The in-store systems feature bar-coded ticket scanning, automatic price look-up, credit and check authorization utilizing a satellite network, and daily transmittal of detailed sales data from stores to the corporate office. The Company installed new radio frequency scanners in all stores during fiscal 2003 to increase the efficiency of the inventory receipts and price management processes. It also installed new POS terminals and back-office systems in its relocated, remodeled and new stores during fiscal 2003. The Company expects to complete a rollout of the new POS equipment to the balance of the chain during fiscal 2004.

Trademarks and Licenses

      The United States Patent and Trademark Office (the “USPTO”) has issued federal registrations to the Company for the following trademarks: Accessory Crossing, Authentic GFC, Baby Duck Head, Bobby G by Ivy Crew, Chandler Hill, Chandler Hill Sport, DHX, DHX Sport, Duck Head (word mark), Duck Head (various design marks), Duck Head and 1865 (word and design), Duck Head Expedition 1865, Duck Head Tailored Classics, Duck Head Toughs, Duck Head Tour, Expedition 1865, Feels Like You, “G” (stylized G with arch design), GFC, Goodclothes (word and design), Good Kidz (word and design), Goody’s (store services), Goody’s (credit card services), Goody’s Family Clothing, Goody’s Family Clothing (word and design), Goody’s Low Price!! Department Store Styles Department Store Brands (word and design), International Trading Company (word and design), Intimate Classics, Ivy Crew, Little Duck Head, Low Prices Never Looked So Good, MBJC, Mountain Lake, Mountain Lake Casuals, Mountain Lake High Quality Apparel With A Feel Good Fit, Mountain Lake Jean Company, OCI, OCI (shoes), OCI Quality Clothing (word and design), Old College Inn, Old College Inn Jean Company, Old College Inn Loungewear, Old College Inn Sport, RGM, Montana Blues Jean Company, Sterling Reflections, Take A Good Look (word and design), Y.E.S. Your Everyday Savings, and Your Everyday Y.E.S. Savings Brands Value Quality. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: DH, Duck Tail, Ducktek, Duck Tucks, Good Boys, Good Girls, Good Kidz, Goody’s — It’s All About You, Montana Blues, RMG, We Know Denim, and West Interstate 40 (word and design).

      In May 2003, the Company purchased from TSI Brands, Inc. and Tropical Sportswear Int’l Corporation (jointly “TSI”) all of TSI’s rights, title and interest in and to (i) the trademark Duck Head and related trademarks (jointly, “Duck Head”) and (ii) four (4) license agreements (collectively, the “License(s)”) granting limited use of the Duck Head trademark to four (4) licensees. The Company holds the USPTO registrations to the Duck Head trademarks. The Company holds or has applied for the Duck Head trademark registration in certain foreign countries. The Licenses generally grant exclusive use of the Duck Head name on certain merchandise and accessories, including shoes, optical eyewear and sunglasses, belts, and neckwear in the United States of America and certain men’s merchandise outside the United States of America. One of the Licenses grants a third-party licensee the exclusive use of the Duck Head name in Japan for certain categories of merchandise. In exchange for each License, the Company receives certain royalty payments and advertising commitments from each licensee.

      The following trademarks and tradenames used in this Form 10-K are owned by (and in certain cases registered to) third-parties: Adidas, Alfred Dunner, Anxiety, Arden Fragrances (that include Calvin Klein, Nautica, Obsession, Paul Sebastian, and White Diamonds), Arrow, Avia, Baby Togs, Baltex, Bass, Beach Native, Briggs, Burnes of Boston, Calico Sport, Candies, Carter’s, Cathy Daniels, Connected, Connie, Deer Stags, Diba East, Dockers, Dorby, Erika, GBX, Giorgio Brutini, Gloria Vanderbilt, Grasshoppers, Hanes, JNCO, Keds, Lee, L.E.I., Levi’s, Life Stride, Manhattan Beachwear, Mootsies Tootsies, Mudd, Munsingwear, My Michelle, New Balance, Nike, Norton McNaughton, On Que, OshKosh, Paco, Playtex, Reebok, Requirements, Riveria, Rosetti, Sag Harbor, Self Esteem, Skechers, Topsider, U.S. Polo, Union Bay, and Zana-DI.

Associates

      As of March 13, 2004, the Company employed approximately 10,000 active full- and part-time Associates. The majority of the Company’s Associates work in stores serving customers. The stores are managed by a professional group of Store Managers and Assistant Store Managers, who are compensated on a salaried basis. Additionally, Store Managers are eligible to receive incentive compensation based on the Company’s profitability as well as attainment of other objective performance goals relative to their respective stores. All other store Associates are compensated on an hourly basis. Periodically, store Associates may win a cash or gift award as a result of participation in a store-level promotional contest or event.

      The Company has an incentive bonus program for key Corporate Associates (the Short-Term Incentive Plan), which requires the attainment of certain profitability goals and could potentially provide a significant portion of the Associates’ total annual compensation. All of the Company’s Associates are non-union employees, with the exception of those at its distribution center in Knoxville, Tennessee, who are represented by the Union of Needletrades, Industrial and Textile Employees.

      From time to time, the Company grants stock options to certain key Associates. These options are designed to align these key Associates’ interests with those of the Company’s shareholders while allowing the Company to provide a retention tool through long-term incentives.

      The Company maintains the Goody’s Family Clothing, Inc. 401(k) Retirement Plan (the “401(k) Plan”) with a salary deferral feature for all eligible Associates. Under the terms of the 401(k) Plan, eligible Associates may contribute between 3% and 15% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the 401(k) Plan. The Company provides matching contributions to the 401(k) Plan that are determined by the Company on a discretionary basis at the start of each 401(k) Plan year and committed to for the plan year, vest over an Associate’s service period and are based upon a percent of an Associate’s elected contributions. These matching contributions, net of plan forfeitures, amounted to $699,000, $813,000 and $827,000 for fiscal 2003, 2002 and 2001, respectively.

      Among other benefits, the Company presents to eligible Associates the opportunity to participate in medical, dental, life, and disability programs and contributes to the cost of these programs.

      Until January 30, 2002, the Company also maintained the Goody’s Family Clothing, Inc. Executive Deferral Plan (the “EDP Plan”) with a salary deferral feature for all eligible Associates. Under the terms of the EDP Plan, eligible Associates could have contributed up to the lesser of 25% or $30,000 of their annual compensation on a pretax basis to the EDP Plan. The Company provided matching contributions to the EDP Plan that were determined by the Company on a discretionary basis at the start of each EDP Plan year and committed to for the plan year, vested over an Associate’s service period and were based upon a percent of an Associate’s elected contributions. These matching contributions were $102,000 in fiscal 2001. On January 30, 2002, the Company’s Board of Directors elected to terminate the EDP Plan and disburse all EDP Plan assets to EDP Plan participants. Such disbursement was made to EDP Plan participants in February 2002.

      The Company also has an Employee Payroll Investment Plan that allows eligible Associates to purchase the Company’s common stock (the “Common Stock”) at fair market value through regular payroll deductions.

Seasonality and Inflation

      The Company’s business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning the third week of July and continuing through the first week of September) and the Easter season (beginning two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 38.0% of the Company’s annual sales based on the Company’s last three fiscal years ended January 31, 2004. In general, sales volume varies directly with customer traffic, which is heaviest during the fourth quarter of a fiscal year. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

      Inflation can affect the costs incurred by the Company in the purchase of its merchandise, the leasing of its stores and certain components of its selling, general and administrative expenses. The Company believes that during the last three fiscal years ended January 31, 2004, inflation has not had a material adverse effect on the Company’s business, although there can be no assurance that inflation will not have a material adverse effect on the Company in the future.

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

Certain Factors That May Affect Future Results

      The following important factors, among others, could cause the Company’s future operating results to differ materially from those indicated by forward-looking statements made in this Form 10-K and presented elsewhere by management from time to time.

Ability to Continue Recent Trend of Increases in Comparable Store Sales

      The Company had increases in comparable store sales for each of the four quarters in fiscal 2003. Prior to fiscal 2003, the Company had declines in comparable store sales for 14 of the preceding 15 fiscal quarters ended February 1, 2003. There can be no assurance that this favorable trend will continue into fiscal 2004 and thereafter.

Highly Competitive Nature of the Retail Apparel Industry

      Goody’s faces intense competition not only for customers, but also for access to quality merchandise and suitable store locations, from traditional department stores, specialty retailers, off-price retail chains, and discount stores. Many of these competitors are larger and have significantly greater financial, marketing and other resources, such as alternative channels for distribution including internet, catalog and telephone sales, when compared to the Company. In addition, many department stores have become more promotional and have reduced their selling price points, and certain finer department stores have opened outlet stores that offer off-price merchandise in competition with the Company. Further, in view of the Company’s strategy of offering current-season, trend-right, nationally recognized, and exclusive-brand merchandise at value prices, aggressive department store pricing could adversely affect the Company’s margins. The effect of intense competition could require the Company to reduce prices on merchandise for sale or increase spending on marketing and advertising, any of which could have a material adverse effect on the Company.

Marketing and Advertising

      The Company believes that communicating frequently with its customers is the key to maintaining traffic flow in its stores and creating loyalty within its customer base. The Company adopted new merchandising, advertising and pricing strategies in fiscal 2003 that continually evolve in an effort to increase customer traffic and stimulate sales. There can be no assurance that the Company’s strategies will be effective.

Reduction in New Store Openings

      The Company’s revenue growth historically has been dependent, in part, upon an expansion policy of growing its store base by approximately 10% each year. During fiscal 2003, the Company opened 10 stores, for a 3% store base growth rate. During fiscal 2004, the Company expects to increase its new store openings to approximately 20 to 25 stores, for an approximate 7% store base growth rate. If the Company meets its business plan for fiscal 2004, it expects to resume its historical strategy of increasing its store base by approximately 10% each year (or 35 to 40 stores) beginning in fiscal 2005. It is expected the Company’s new store expansion strategy will be focused within small to midsize markets.

      The inability of the Company to resume its historical levels of new store growth may have a material adverse effect on its long-term growth. There can be no assurance that the Company will meet its business plan for fiscal 2004, thereby allowing it to resume its historical level of new store openings.

Merchandising and Fashion Sensitivity

      The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise in sufficient quantities to satisfy customer demand in a timely manner. The Company’s failure to anticipate, identify or react appropriately to changes in fashion trends could have a material adverse effect on its financial results. Misjudgments or unanticipated changes in fashion trends as well as economic conditions could lead to excess inventories and higher markdowns, and repeated fashion misjudgments could have a material adverse effect on the Company’s image with customers.

Dependence on Weather Conditions

      The Company’s sales are vulnerable to weather conditions. For example, unusually warm weather in the fall or snow and ice during the winter can adversely affect its sales of fall/winter merchandise and unusually cold weather during the spring can adversely affect its sales of spring/summer merchandise.

Dependence on Private-Label Merchandise

      Sales from the Company’s private-label merchandise represented approximately 27% of the Company’s total sales in fiscal 2003. Because of the longer lead times required to manufacture private-label merchandise, and the lack of recourse the Company might otherwise have with branded merchandise vendors, failure to anticipate, identify and react appropriately to changes in fashion trends with its private-label merchandise could have an adverse effect on the Company. In addition, the Company is devoting substantial resources to the development and marketing of the exclusive Duck Head private-label (with a target for sales of such products of $75.0 million for fiscal 2004) and there can be no assurance that this initiative will be successful.

Reliance on Key Merchandise Vendors and Private-Label Contract Manufacturers

      The Company does not own or operate any manufacturing facilities and does not have any long-term or exclusive contractual relationships with its vendors and contract manufacturers. The success of the Company’s business is largely dependent upon its ability to purchase current-season, brand-name and private-label apparel at competitive prices in adequate quantities and with timely deliveries. The inability or unwillingness of key vendors to increase their sales to the Company to keep pace with the Company’s growth, or the loss of one or more key vendors for any reason, could have a material adverse effect on the Company. During fiscal 2003, the Company’s largest vendor, Levi Strauss & Co., accounted for approximately 10.6% of total receipts. In addition, the Kellwood Company and Jones Apparel Group, Inc. own 12 and 10 of the Company’s vendors, respectively, which represented approximately 5.7% and 5.4% of total receipts for fiscal 2003, respectively. There can be no assurance that the Company will be able to acquire brand-name merchandise in sufficient quantities and on favorable terms in the future, if at all.

Foreign Merchandise Sourcing

      The Company’s private-label programs are largely supported by products directly purchased from vendors located abroad. In addition, the Company believes that a substantial portion of its merchandise purchases from domestic vendors are manufactured abroad. These arrangements are subject to the risks of relying on products manufactured abroad, including import duties and quotas imposed by bilateral textile agreements, certain of which are being phased out as of December 2004, loss of “most favored nation” trading status, currency fluctuations, work stoppages, economic uncertainties including inflation, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, foreign government regulations, lack of compliance by foreign manufacturers with U.S. consumer protection laws (for which, in respect of its private-label merchandise, the Company may be responsible as the importer of record) and intellectual property laws, political unrest including terrorism and war, and trade restrictions, including U.S. retaliation against unfair foreign practices. While the Company believes it could find alternative sources of supply for its private-label programs, an interruption or delay in supply from these foreign sources or the imposition of additional duties, taxes or other charges on these imports could have a material adverse effect on the Company, unless and until alternative supply arrangements are secured. Moreover, products from alternative sources may be of lesser quality or more expensive than those currently purchased by the Company.

Inventory Control

      The Company maintains systems, programs and controls over its merchandise inventories to mitigate possible risks associated with shrinkage. These risks include losses primarily from: (i) customer and employee theft; (ii) merchandise transferred between the distribution centers and stores; (iii) store to store transfers; (iv) concealed shortages from vendors; and (v) merchandise returned to vendors. The Company conducts a complete physical inventory count near the end of each fiscal year in order to determine the Company’s actual shrinkage results. For interim financial reporting purposes, the Company provides a reserve for shrinkage based principally upon its historical shrinkage experience. The amount of actual shrinkage could vary significantly from shrinkage reserves recorded in its interim financial statements throughout the year and, accordingly, could have a material effect (either positive or negative) on the Company’s financial position, results of operations or cash flows for that year and the fourth quarter of such year.

Reliance on Information Systems

      Since the Company’s information systems are important to its success, it frequently upgrades its core information and in-store systems with current technology, when and where possible, in an effort to enhance financial and other operational controls. The Company also has implemented certain information systems disaster recovery plans to mitigate the risk of business interruptions related to information technology disasters. There can be no assurance that information technology systems will not become obsolete or fail, or that the execution of the Company’s information systems disaster recovery plans will be successful.

Credit Facility Covenant

      The Company’s borrowings under its credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. There can be no assurance as to the continued sufficiency of eligible collateral to enable borrowings by the Company under its credit facility, or that the Company will be able to comply with covenants under its credit facility, or that the lender will not otherwise limit borrowings by the Company under the credit facility.

Credit Support

      The Company depends in part on credit (including acceptable credit terms) provided by its vendors and factors, and there can be no assurance as to their continued support. The Company believes that credit decisions made by vendors and factors are influenced by their perception of the Company’s credit rating. This perception is shaped by information reported in the industry and financial press and elsewhere as to the Company’s financial strength and operating performance. Accordingly, negative perceptions as to the Company’s financial strength or operating performance could have a negative impact on the Company’s liquidity.

Seasonality

      The Company’s business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning the third week of July and continuing through the first week of September) and the Easter season (beginning two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 38.0% of the Company’s annual sales based on the Company’s last three fiscal years ended January 31, 2004. In general, sales volume varies directly with customer traffic, which is heaviest during the fourth quarter of a fiscal year. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Fluctuation in Operating Results

      The Company’s results of operations have fluctuated in the past, and are expected to fluctuate in the future, as a result of a variety of factors, including weather conditions, the timing of store openings and related advertising and preopening expenses, store closings and related write-offs, price increases by suppliers, actions by competitors, the competitiveness of the retail apparel environment, general economic conditions, and global political unrest.

Reliance on Key Personnel

      The Company believes that its future success will depend significantly on the efforts and abilities of its senior executives, in particular Robert M. Goodfriend, Chairman of the Board of Directors and Chief Executive Officer. The loss of the services of Mr. Goodfriend, or other members of the Company’s senior management could have a material adverse effect on the Company. The Company has employment agreements with its senior executives, other than Mr. Goodfriend. The Company believes that its future success will also largely depend upon its ability to attract and retain qualified employees. Competition for such personnel is intense and there can be no assurance that the Company will continue to be successful in attracting and retaining such personnel.

Expansion and Management of Growth

      The Company’s future operating results could be affected by its ability to identify suitable markets and sites for new stores, negotiate leases with acceptable terms and maintain adequate working capital. To serve its store growth, the Company must be able to achieve and maintain efficiency through the operation of its two distribution centers, one each in Knoxville, Tennessee, and Russellville, Arkansas, that currently service 229 and 109 of the Company’s stores, respectively. The Company began to process shoes at its Russellville distribution center in March 2003, a process that previously was provided by a third party. In addition, the Company must be able to continue to hire, train and retain competent managers and store personnel. There can be no assurance that the Company will be able to expand its market presence in its existing markets or successfully enter new or contiguous markets by opening new stores or that any such expansion will not adversely affect the Company. Further, if the Company’s management is unable to manage its growth effectively or closes a material number of stores, the Company could be materially and adversely affected.

Pending Litigation

      The Company is involved in certain legal proceedings. The ultimate outcome of such pending legal proceedings may have a material adverse effect on the Company’s financial position, results of operations or cash flows. See “Item 3. — Legal Proceedings.”

ITEM 2.	Properties

      The Company owns the following properties:

(a) its corporate headquarters consisting of approximately 140,000 square feet and located at 400 Goody’s Lane, Knoxville, Tennessee;

(b) its Knoxville, Tennessee, distribution center located adjacent to its corporate headquarters consisting of a one-story, 344,000-square-foot facility with 43 loading docks and a mezzanine level that has an additional 17,500 square feet currently used as office space. The Knoxville distribution center has the capacity to distribute merchandise to a maximum of approximately 325 stores; and

(c) its Russellville, Arkansas, distribution center consisting of a one-story, 235,000-square-foot facility with 40 loading docks. This facility has been designed to serve more than 200 stores primarily west of the Mississippi River.

      The Company currently leases all of its stores. Lease terms generally contain renewal options and provide for a fixed minimum rent, additional rent based on a percent of sales in excess of stipulated amounts, real estate taxes, insurance, and common area maintenance costs. The Company also leases two warehouses in Athens, Tennessee, one of which is used primarily for staging and processing inventory for new stores, and one for storing certain store fixtures. In addition, the Company leases a warehouse in Knoxville, Tennessee, for record storage.

      The following table reflects at January 31, 2004, the number of store leases that will expire in each indicated fiscal year if the Company: (i) does not exercise any of its renewal options and (ii) exercises all of its renewal options. This table does not reflect 13 store leases having month-to-month lease terms, but does include 10 leases executed as of January 31, 2004, for stores to be opened or relocated in fiscal 2004, as well as 1 lease for a closed store.

	Number of	Number of
	Store Leases	Store Leases
	Expiring Each	Expiring Each
	Year If	Year If
	No Renewals	All Renewals
Fiscal Year	Exercised	Exercised

2004	26	6
2005	25	6
2006	34	8
2007	39	1
2008	34	6
2009 and thereafter	175	306

ITEM 3.	Legal Proceedings

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

      On February 28, 2003, a proposed Consent Decree was filed with the District Court for its preliminary approval. The proposed Consent Decree sets forth the proposed settlement of the class action race discrimination lawsuit. Ultimately, class action certification was sought in the lawsuit only with respect to alleged discrimination in promotion to management positions and the proposed Consent Decree is limited to such claims. Generally, the proposed settlement provides for a payment by the Company in the aggregate amount of $3.2 million to the class members (including the named plaintiffs) and their counsel, as well as the

Company’s implementation of certain policies, practices and procedures regarding, among other things, training of employees. The Company’s employer liability insurance underwriter has funded $3.1 million of such payment to a third-party administrator. The proposed Consent Decree explicitly provides that it is not an admission of liability by the Company and the Company continues to deny all of the allegations. On April 30, 2003, the District Court granted preliminary approval of the proposed Consent Decree, and a hearing was held on June 30, 2003 regarding the adequacy and fairness of the proposed settlement. On March 3, 2004, the United States District Court for the Middle District of Georgia issued an Order granting final approval of the Consent Decree; an appeal of this Order (if any) must be filed in 30 days. On or about February 23, 2004, a purported class member filed an appeal with the U.S. Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”), alleging, among other things, misconduct on the part of the District Court and the plaintiff’s/appellant’s counsel; the Eleventh Circuit dismissed this appeal on March 5, 2004. On or about March 12, 2004, a Motion to set aside the dismissal was filed with the Eleventh Circuit. There can be no assurance that the Consent Decree will not be affected by the motion pending with the Eleventh Circuit or that another appeal will not be filed prior to the deadline.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Common Stock is listed and traded on The NASDAQ Stock Market (National Market) under the symbol GDYS. The following table sets forth the range of high and low sale prices for the Common Stock for the periods indicated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2003
High	$5.09	$9.25	$10.86	$10.86
Low	3.05	4.90	7.37	8.06
Fiscal 2002
High	$9.40	$12.00	$6.48	$5.15
Low	3.70	3.02	3.80	3.16

      In June 2003, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.02 per common share. This was the first quarterly cash dividend declared by the Company since becoming a public company in 1991. Subsequently, the Company declared quarterly dividends in the third and fourth fiscal quarters of 2003. Two of the three cash dividends declared in fiscal 2003 were paid during fiscal 2003 and aggregated $1,308,000. The Company anticipates paying regular, quarterly cash dividends in the future, subject to the Company’s earnings, financial condition, capital requirements, general economic and business conditions, and other factors deemed relevant by the Board of Directors. The Company’s credit facility was amended to permit such dividends within certain prescribed limitations, as described more fully in Note 1 in the Notes to Consolidated Financial Statements.

      At March 12, 2004, there were 461 shareholders of record and approximately 5,700 persons or entities that held Common Stock in nominee name. On March 12, 2004, the closing price of the Common Stock was $10.41.

      The Company has options outstanding under four stock option plans: the Amended and Restated 1991 Stock Incentive Plan (the “1991 Plan”), the Amended and Restated 1993 Stock Option Plan (the “1993 Plan”), the Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), and the Amended and Restated Discounted Stock Option Plan for Directors (the “Directors Plan”), (collectively, the “Equity Compensation Plans”). The material terms of the Equity Compensation Plans are described below.

      The following table gives certain information about the Equity Compensation Plans as of January 31, 2004:

Weighted-
Average Exercise
	Number of Securities	Price of	Number of Securities
	to be Issued Upon	Outstanding	Remaining Available
	Exercise of	Options,	for Future Issuance
	Outstanding Options,	Warrants and	Under Equity
Plan Category	Warrants and Rights	Rights	Compensation Plans

Equity Compensation Plans approved by security holders	3,502,196	$7.32	1,888,062
Equity Compensation Plans not approved by security holders	None	N/A	None

Total	3,502,196	$7.32	1,888,062

      The 1991 Plan, 1993 Plan and 1997 Plan provide for the grant of non-qualified and incentive stock options to key employees and directors and formula options to non-employee directors. The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the Common Stock for incentive options or formula options on the date of grant (based upon the closing sales price of the Common Stock for the business day immediately preceding the date of grant)) and the vesting and exercise periods. The options typically vest in equal installments over five years from the date of grant and are generally exercisable up to 10 years from the date of grant. The Company is authorized to issue an aggregate of 3,500,000 shares of Common Stock under the 1997 Plan. The 1991 Plan and the 1993 Plan each terminated in September 2001 and April 2003, respectively, and the Company is no longer entitled to issue options thereunder. However, at January 31, 2004, an aggregate of 1,557,883 options remain outstanding under the 1991 Plan and the 1993 Plan.

      The Company’s shareholders approved the 1991 Plan on September 12, 1991, the 1993 Plan on July 8, 1993, and approved the 1997 Plan on June 18, 1997 (and amendments thereto on June 19, 2002).

      Under the Directors Plan, non-employee directors may elect to receive options to purchase Common Stock at an exercise price equal to 50% of the fair market value of the Common Stock on the date of grant (based upon the closing sales price of the Common Stock for the business day immediately preceding the date of grant) in lieu of cash for their director fees. These options vest one year from the date of grant and are exercisable up to 20 years from the date of grant. The Company is authorized to issue an aggregate of 500,000 shares of Common Stock under the Directors Plan. The Company issued 25,570 shares under this plan for the year ended January 31, 2004.

      The Company’s shareholders approved the Directors Plan on July 8, 1993 (and amendments thereto on June 19, 1996 and June 19, 2002).

      In June 1999, the Board of Directors authorized the Company to spend up to $20 million to repurchase Common Stock. Through January 31, 2004, the Company had repurchased an aggregate of 1,118,000 shares for $7.4 million. The Company made no purchases during fiscal 2003.

Item 6.	Selected Financial Data

	Fiscal Year

	2003	2002	2001	2000(1)	1999

	(Dollars in thousands, except per share amounts and
	sales per gross square foot)
Income Statement Data
Sales	$1,227,032	$1,193,405	$1,192,546	$1,250,604	$1,180,930
Cost of sales and occupancy expenses	869,382	853,583	895,077	912,588	868,145

Gross profit	357,650	339,822	297,469	338,016	312,785
Selling, general and administrative expenses	330,316	328,375	328,997	319,025(2)	284,134
Restructuring (credit) charge(3)	—	(74)	1,335	—	—

Earnings (loss) from operations	27,334	11,521	(32,863)	18,991	28,651
Investment income	716	624	806	2,482	2,970
Interest expense	17	24	249	126	61

Earnings (loss) before income taxes	28,033	12,121	(32,306)	21,347	31,560
Provision (benefit) for income taxes	10,372	4,545	(12,115)	8,005	11,835

Net earnings (loss)	$17,661	$7,576	$(20,191)	$13,342	$19,725

Earnings (loss) per common share:
Basic	$0.54	$0.23	$(0.62)	$0.41	$0.59

Diluted	$0.53	$0.23	$(0.62)	$0.41	$0.59

Cash dividends declared per common share	$0.06	$—	$—	$—	$—

Weighted average common shares outstanding (in thousands):
Basic	32,675	32,525	32,441	32,527	33,193

Diluted	33,395	33,021	32,441	32,639	33,628

Selected Operating Data
Stores open (at year end)	335	328	332	317	287
Gross store square footage (in thousands, at year end)	9,325	9,147	9,256	8,694	7,904
Comparable store sales increase (decrease) (4)	1.6%	(1.2)%	(8.5)%	(4.8)%	(2.1)%
Sales per gross square foot(5)	$133	$133	$136	$152	$160
Average sales per store(6)	3,721	3,653	3,670	4,148	4,302
Capital expenditures	20,454	7,524	15,258	43,329	31,293
Depreciation and amortization	21,662	22,695	23,779	20,068	16,624
Balance Sheet Data (at year end)
Working capital	$135,522	$112,632	$85,244	$93,538	$104,213
Total assets	447,341	415,847	396,234	435,701	423,293
Long-term obligations(7)	6,945	7,187	6,077	7,711	4,345
Deferred income taxes	12,212	12,539	14,077	12,235	11,610
Shareholders’ equity	228,770	211,133	202,716	222,147	211,006

(1)	Consists of 53 weeks — all other years presented consist of 52 weeks.
(2)	Beginning January 30, 2000, the first day of fiscal 2000, the Company changed its policy to recognize the sale and the related gross profit from layaways upon delivery of the merchandise to the customer. The cumulative effect of this change at January 30, 2000, was $331,000 ($207,000 after tax) and is included in selling, general and administrative expenses in fiscal 2000.
(3)	The restructuring (credit) charge consisted primarily of severance related activities associated with a planned reduction in work force and professional fees associated with the reduction program. See Note 10 in the Notes to the Consolidated Financial Statements.
(4)	Comparable store sales are based on stores that operated throughout the fiscal year (including relocated, remodeled and expanded stores) and that were in operation for the entire previous fiscal year (computed on comparable 52-week periods).
(5)	Sales per gross square foot is calculated by dividing (i) aggregate sales from stores that operated throughout the fiscal year (including relocated, remodeled and expanded stores) and that were in operation for the entire previous fiscal year (computed on comparable 52-week periods) by (ii) the aggregate gross square footage related to those stores.
(6)	Average sales per store is calculated by dividing (i) total sales during such fiscal year less sales attributable to new stores opened and stores closed during the fiscal year by (ii) the number of stores open at the end of the fiscal year less new stores opened during the fiscal year.
(7)	Long-term obligations consist primarily of amounts related to accrued workers compensation and liabilities associated with the straight line treatment of rent payments.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      In fulfilling its responsibility for the reliability of financial information, management has developed and maintains accounting systems and procedures appropriately supported by internal accounting controls. Such controls include the selection and training of qualified personnel, an organizational structure providing for appropriate division of responsibility, communication of approved accounting, control and business practices, and a program of monitoring and internal audit. Although no system of internal accounting controls can ensure that all errors or irregularities have been eliminated, management believes that the controls in place provide reasonable assurance, at reasonable cost, that assets are safeguarded against loss from unauthorized use or disposition, that transactions are executed in accordance with management’s authorization, and that the financial records are reliable for preparing financial statements. The consolidated financial statements of the Company have been audited by Deloitte & Touche LLP, the Company’s independent auditors. Their report is based on their audits conducted in accordance with auditing standards generally accepted in the United States of America.

      The Audit Committee of the Board of Directors, consisting solely of outside directors, serves in an oversight role to assure the integrity and objectivity of the Company’s financial reporting process. The independent auditors are ultimately accountable to the Audit Committee, which has the ultimate authority and responsibility to select, compensate, evaluate and, where appropriate, replace the independent auditors. The Audit Committee also oversees the resolution of any financial reporting disagreements between management and the independent auditors, reviews the independence and performance of the independent auditors and the experience and qualifications of the partners and managers of the independent auditor team. The Audit Committee annually appoints the independent auditors or approves any discharge of the independent auditors when circumstances warrant. The Audit Committee also meets periodically with management, and the independent and internal auditors, to seek to assure themselves that management and the auditors are carrying out their responsibilities. The independent and internal auditors have full and free access to the Audit Committee and meet with it periodically with and without management’s presence.

Critical Accounting Policies

      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America that require the Company to make estimates and assumptions. The SEC requires disclosure of “critical accounting policies,” which are defined as those policies that require application of management’s most difficult, subjective or complex judgments that are inherently uncertain and may change in subsequent periods.

      The Company believes that of its significant accounting policies (see Note 1 in the Notes to Consolidated Financial Statements), the following may involve a higher degree of judgment and complexity. Actual results may ultimately differ from these estimates.

      Inventory valuation. The Company’s inventories are stated at the lower of weighted-average cost or market. The Company computes the weighted-average cost utilizing specific identification at the stock-keeping unit level multiplied by the weighted-average cost for such stock-keeping unit.

      In most cases, the expected sales value (i.e., market value) of the Company’s inventory is higher than its cost. However, as the Company progresses through a selling season, certain merchandise may be currently, or in the future, marked to sell or ultimately sold below the cost for that item. As a result, there is a high degree of judgment and complexity in determining the market value of such inventories. For inventories on hand at any given fiscal quarter end, the Company estimates the future selling price of its merchandise, given its current selling price and its planned promotional activities, and provides a reserve for the difference between cost and the expected selling price for all items expected to be sold below cost.

      The Company conducts a chainwide physical inventory count near the end of each fiscal year and adjusts the Company’s records to reflect the actual inventory counts. For interim financial reporting quarters, the Company provides a reserve for shrinkage based principally on historical shrinkage experience.

      Contingencies. The Company evaluates contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” Accordingly, when a material loss contingency exists, the Company accrues an estimated loss when the likelihood that the future event or events will confirm the loss or the incurrence of a liability is probable and the amount of loss can be reasonably estimated. If no accrual is made for a material loss contingency because both of the above conditions are not met, or if an exposure to loss exists materially in excess of an accrual that is made, disclosure regarding the contingency is made when there is at least a reasonable possibility that a loss or additional loss may be incurred. A description of certain legal proceedings involving the Company can be found in Part I, Item 3, “Legal Proceedings” and in Note 11 in the Notes to Consolidated Financial Statements.

      Impairment of long-lived assets. Each fiscal quarter the Company reviews all of its operations for indications of impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Primarily, such indications consist of stores with deteriorating operating results and stores under watch for possible closure or relocation. Impairment review for the corporate office, distribution centers and any other assets would be considered if overall Company operations deteriorated, or were expected to deteriorate, over a sustained period of time. Should this occur, the Company would consider whether the office, distribution centers and any other assets are impaired. Where impairment indicators are present, related store long-lived assets are measured under the Company’s accounting policy for impairment. When evaluating assets for potential impairment, the Company first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). The lowest level at which future cash flows can be identified is at the individual store level. The individual store’s estimated future cash flows are based on the Company’s estimated future results given perceived local market conditions, the local economy and historical results. If the individual store’s estimated future cash flows used in this analysis are less than the carrying amount of the asset, impairment is indicated. The impairment loss would then be recorded and is generally measured as the excess of the carrying amount of the asset over the asset’s estimated fair value (generally based upon future discounted cash flows). In addition, a decision to close a store, prior to the expiration of its underlying lease, generally results in increased depreciation and amortization over the remaining revised useful life of property and equipment, an impairment charge, or both.

      Insurance. The Company is self-insured for workers’ compensation, employee health benefits and general liability up to a predetermined stop-loss amount. Third-party insurance coverage is maintained for claims that exceed the predetermined stop-loss amount. The Company’s self-insurance accruals are calculated using loss development factors used by standard insurance industry actuarial assumptions and the Company’s historical claims experience. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.

      Income taxes. The Company records reserves for estimates of probable settlements of tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues.

Results of Operations — Fourth Quarter Fiscal 2003 (13 weeks) Compared with Fourth Quarter Fiscal 2002 (13 weeks)

      The following table sets forth the Company’s unaudited results of operations for the quarters indicated (in thousands, except per share amounts):

	2003

	Fourth Quarter

			2002

Sales	$369,204	100.0%	$357,532	100.0%
Cost of sales and occupancy expenses	266,581	72.2	258,723	72.4

Gross profit	102,623	27.8	98,809	27.6
Selling, general and administrative expenses	91,745	24.9	92,793	25.9

Earnings from operations	10,878	2.9	6,016	1.7
Investment income	209	0.1	217	0.1
Interest expense	15	0.0	15	0.0

Earnings before income taxes	11,072	3.0	6,218	1.8
Provision for income taxes	4,097	1.1	2,332	0.7

Net earnings	$6,975	1.9%	$3,886	1.1%

Earnings per common share:
Basic	$0.21		$0.12

Diluted	$0.21		$0.12

Cash dividends declared per common share	$0.02		$—

Weighted average common shares outstanding:
Basic	32,831		32,556

Diluted	33,719		32,656

      Overview. In the fourth quarter of fiscal 2003, the Company opened three new stores, and relocated one store, bringing the total number of stores in operation at January 31, 2004, to 335 compared with 328 at February 1, 2003. In the fourth quarter of fiscal 2002, the Company did not open or close any stores, but did relocate one store. Net earnings were $6,975,000, or 1.9% of sales, in the fourth quarter of fiscal 2003 compared with $3,886,000, or 1.1% of sales, in the fourth quarter of fiscal 2002. The fourth quarter of fiscal 2003 versus fiscal 2002 includes licensing revenues and gross profit thereon arising from the Company’s acquisition of the Duck Head trademarks and four related licenses during the second quarter of fiscal 2003.

      Sales. Sales for the fourth quarter of fiscal 2003 were $369,204,000, a 3.3% increase from the $357,532,000 for the fourth quarter of fiscal 2002. This increase of $11,672,000 consisted of: (i) a $7,899,000 net increase in sales from new, transition and closed stores that are not included in comparable store sales; (ii) a $1,463,000 increase in comparable store sales; (iii) $2,007,000 from gift certificates, gift cards and in-store credit forfeitures; and (iv) $303,000 in royalties from license fees. The revenue of $2,007,000 related to gift certificate, gift card and in-store credit forfeitures resulted from the reduction in a reserve and the expected forfeiture rate determined from historical forfeiture trends. It is anticipated that the majority of benefits realized in the fourth quarter of fiscal 2003 related to gift card, gift certificate and in-store credit forfeitures will not be sustained in fiscal 2004. Comparable store sales for the fourth quarter of fiscal 2003 increased 0.4% compared with the corresponding period of the previous fiscal year. The Company believes it achieved a comparable store sales increase, at least in part, to customer acceptance of its merchandise offerings and an improved overall retail environment despite unfavorable weather conditions during certain key selling periods during the fourth quarter of fiscal 2003.

      Gross profit. Gross profit for the fourth quarter of fiscal 2003 was $102,623,000, or 27.8% of sales, a $3,814,000 increase compared with the $98,809,000, or 27.6% of sales, in gross profit generated for the fourth quarter of fiscal 2002. The 0.2% increase in the gross profit rate, as a percent of sales, in the fourth quarter of fiscal 2003 compared with the fourth quarter of fiscal 2002 consisted primarily of: (i) a 0.9% improvement in merchandise margins; (ii) a 0.6% contribution from gift certificate, gift card and in-store credit forfeitures; (iii) a 0.1% contribution from royalties from license fees; and (iv) a 0.1% decrease in occupancy costs that were leveraged due to increased sales; offset by (v) a 1.5% increase in shrinkage expense. The Company believes the 0.9% improvement in merchandise margins was the result of customer acceptance of its merchandise offerings and a reduction in the level of merchandise sold at clearance prices. Shrinkage results for both fiscal years included a favorable adjustment in each fourth quarter when compared with the respective first three quarters of such fiscal year’s estimated interim shrinkage provision. Fiscal 2003 shrinkage expense was higher than fiscal 2002’s shrinkage expense by approximately 0.3% of sales, which resulted in a 1.5% increase in shrinkage expense for the fourth quarter of fiscal 2003 when compared with the fourth quarter of fiscal 2002.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the fourth quarter of fiscal 2003 were $91,745,000, or 24.9% of sales, a $1,048,000 decrease compared with the $92,793,000, or 25.9% of sales, for the fourth quarter of fiscal 2002. The 1.0% decrease in selling, general and administrative expenses, as a percent of sales, in the fourth quarter of fiscal 2003 compared with the fourth quarter of fiscal 2002 resulted primarily from: (i) a 1.0% reduction from the impairment charges for property and equipment relating to under-performing stores incurred during the fourth quarter of fiscal 2002; (ii) a 0.6% reduction in legal fees and contingencies, primarily due to legal fees and contingencies related to the Hilfiger matter in the fourth quarter of fiscal 2002 and the subsequent settlement of such matter in the second quarter of fiscal 2003; (iii) a 0.2% reduction in the provision for health care costs, primarily due to the effect of plan design changes; and (iv) a 0.1% decrease in depreciation expense; offset by increases of (v) 0.6% in net payroll expense related to the accrual of bonuses; (vi) a 0.1% increase in advertising expense; and (vii) 0.2% in all other net selling, general and administrative expenses.

      Income taxes. The provision for income taxes for the fourth quarter of fiscal 2003 was $4,097,000, for an effective tax rate of 37.0% of earnings before income taxes, compared with a provision for income taxes of $2,332,000, for an effective tax rate of 37.5% of earnings before income taxes, for the fourth quarter of fiscal 2002.

Results of Operations — Fiscal 2003, 2002 and 2001 (All 52 weeks)

      The following table sets forth the Company’s results of operations as a percent of sales for the fiscal years indicated:

	Fiscal Year

	2003	2002	2001

Sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expenses	70.9	71.5	75.1

Gross profit	29.1	28.5	24.9
Selling, general and administrative expenses	26.9	27.5	27.6
Restructuring charge	0.0	0.0	0.1

Earnings (loss) from operations	2.2	1.0	(2.8)
Investment income	0.1	0.0	0.1
Interest expense	0.0	0.0	0.0

Earnings (loss) before income taxes	2.3	1.0	(2.7)
Provision (benefit) for income taxes	0.9	0.4	(1.0)

Net earnings (loss)	1.4%	0.6%	(1.7)%

Fiscal 2003 Compared with Fiscal 2002

      Overview. In fiscal 2003, the Company opened 10 new stores, relocated 3 stores, remodeled 11 stores, and closed 3 stores, bringing the total number of stores at January 31, 2004, to 335 compared with 328 at February 1, 2003. In fiscal 2002, 2 new stores were opened, 2 stores were relocated, 5 stores were remodeled, and 6 stores were closed. The Company had net earnings of $17,661,000, or 1.4% of sales, in fiscal 2003, compared with net earnings of $7,576,000, or 0.6% of sales, in fiscal 2002. Fiscal 2003 versus fiscal 2002 includes licensing revenues and gross profit thereon arising from the Company’s acquisition of the Duck Head trademarks and four related licenses during the second quarter of fiscal 2003.

      Sales. Sales for fiscal 2003 were $1,227,032,000, a 2.8% increase from the $1,193,405,000 for fiscal 2002. This increase of $33,627,000 consisted of: (i) a $10,956,000 increase in sales from new, transition and closed stores that are not included in comparable store sales; (ii) a $19,226,000 increase in comparable store sales; (iii) $2,740,000 from gift certificate, gift card and in-store credit forfeitures; and (iv) $705,000 in royalties from license fees. The revenue of $2,740,000 related to gift certificate, gift card and in-store credit forfeitures resulted from the reduction in a reserve and the expected forfeiture rate determined from historical forfeiture trends. It is anticipated that the majority of benefits realized in fiscal 2003 related to gift certificate, gift card, and in-store credit forfeitures will not be sustained in fiscal 2004. Comparable store sales for fiscal 2003 increased 1.6% compared with fiscal 2002. The Company believes it achieved a comparable store sales increase for the year, in part, from customer acceptance of its merchandise offerings and an improved overall retail environment.

      Gross profit. Gross profit for fiscal 2003 was $357,650,000, or 29.1% of sales, a $17,828,000 increase from the $339,822,000, or 28.5% of sales, in gross profit generated for fiscal 2002. The 0.6% increase in the gross profit rate, as a percent of sales, in fiscal 2003 compared with fiscal 2002 consisted primarily of: (i) a 0.6% improvement in merchandise margins; (ii) a 0.2% contribution from gift certificate, gift card and in-store credit forfeitures; and (iii) a 0.1% contribution from royalties from license fees; offset by (iv) a 0.3% increase in shrinkage expense. The Company believes the 0.6% improvement in merchandise margins was the result of customer acceptance of its merchandise offerings and a reduction in the level of merchandise sold at clearance prices. The 0.3% increase in shrinkage expense was the result of the comparison to favorable shrinkage results from fiscal 2002. The Company’s shrinkage expense for fiscal 2003 approximated its five year average.

      Selling, general and administrative expenses. Selling, general and administrative expenses for fiscal 2003 were $330,316,000, or 26.9% of sales, an increase of $1,941,000 from $328,375,000 for fiscal 2002, or 27.5% of sales. The 0.6% decrease in selling, general and administrative expenses, as a percent of sales, in fiscal 2003 compared with fiscal 2002 resulted primarily from: (i) a 0.3% reduction in impairment charges for property and equipment relating to under-performing stores incurred during fiscal 2002; (ii) a 0.3% reduction in the provision for health care costs, primarily due to the effect of plan design changes and operational efficiencies, including changes in plan administrator; (iii) a 0.1% decrease in depreciation expense; and (iv) a 0.2% decrease in all other net selling, general and administrative expenses; offset by an increase of (v) 0.2% in net payroll expense related to the accrual of bonuses; and (vi) a 0.1% increase in advertising expense. It is anticipated that the improvement realized in fiscal 2003 from changes in the Company’s group health care plans will not be sustained in fiscal 2004.

      Income taxes. The provision for income taxes for fiscal 2003 was $10,372,000, for an effective tax rate of 37.0% of earnings before income taxes, compared with a provision of $4,545,000, for an effective tax rate of 37.5% of earnings before income taxes, for fiscal 2002.

Fiscal 2002 Compared with Fiscal 2001

      Overview. In fiscal 2002, the Company opened 2 new stores, relocated 2 stores, remodeled 5 stores, and closed 6 stores, bringing the total number of stores at February 1, 2003, to 328 compared with 332 at February 2, 2002. In fiscal 2001, 18 new stores were opened, 9 stores were relocated, 3 stores were remodeled, and 3 stores were closed. The Company had net earnings of $7,576,000, or 0.6% of sales, in fiscal 2002, compared with a net loss of $20,191,000, or 1.7% of sales, in fiscal 2001.

      Sales. Sales for fiscal 2002 were $1,193,405,000, a 0.1% increase from the $1,192,546,000 for fiscal 2001. This increase of $859,000 consisted of: (i) a $14,637,000 increase of total sales from new, transition and closed stores that are not included in comparable store sales; offset by (ii) a $13,778,000 decrease in comparable store sales. Comparable store sales for fiscal 2002 decreased 1.2% compared with fiscal 2001. The Company believes the decline in comparable store sales for fiscal 2002 was due, in part, to general economic uncertainty and a difficult retail environment.

      Gross profit. Gross profit for fiscal 2002 was $339,822,000, or 28.5% of sales, a $42,353,000 increase from the $297,469,000, or 24.9% of sales, in gross profit generated for fiscal 2001. The 3.6% increase in the gross profit rate, as a percent of sales, in fiscal 2002 compared with fiscal 2001 resulted primarily from a 3.8% decrease in cost of sales due to: (i) the Company reducing the overall amount of retail markdowns, particularly related to clearance merchandise, when compared to fiscal 2001; and (ii) favorable shrinkage results (that benefited fiscal 2002 by 0.5% of the 3.8% decrease in cost of sales); offset by (iii) a 0.2% increase in occupancy costs that was due to higher occupancy costs for new and relocated stores and lack of expense leverage.

      Selling, general and administrative expenses. Selling, general and administrative expenses for fiscal 2002 were $328,375,000, or 27.5% of sales, a decrease of $622,000 from $328,997,000 for fiscal 2001, or 27.6% of sales. The 0.1% decrease in selling, general and administrative expenses, as a percent of sales, in fiscal 2002 compared with fiscal 2001 resulted primarily from a decrease of: (i) 0.5% in payroll costs; and (ii) 0.4% in all other net selling, general and administrative expenses; offset by increases of (iii) 0.3% in advertising and promotional expenses; (iv) 0.3% in legal fees and contingencies; and (v) 0.2% in impairment charges for property and equipment relating to under-performing stores.

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

Liquidity and Capital Resources

Financial position

      The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility. The Company’s working capital was $135,522,000 at January 31, 2004, compared with $112,632,000 at February 1, 2003.

      In May 2001, the Company entered into a five-year, $130,000,000 syndicated revolving loan and security agreement (the “credit facility”) that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit (and has been amended periodically). The credit facility was amended effective June 18, 2003 primarily to allow the payment of cash dividends within certain prescribed limitations. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables, and cash and cash equivalents, which at January 31, 2004, aggregated $274,691,000. Of this amount, approximately $151,658,000 represented the borrowing base, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at January 31, 2004, was approximately $86,672,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate.

      At January 31, 2004 and February 1, 2003, the Company had no cash borrowings under the credit facility, and had letters of credit outstanding not yet reflected in accounts payables of $28,908,000 and $31,758,000, respectively. There were no cash borrowings during fiscal 2003 or fiscal 2002. Letters of credit outstanding averaged $38,316,000 during fiscal 2003 compared with $40,189,000 during fiscal 2002, with the highest balance of $49,682,000 in December 2003, compared with $51,525,000 in December 2002.

Future Commitments

      The table below sets forth the Company’s commercial commitments related to real estate leases for its stores, data processing and equipment leases, outstanding purchase commitments for merchandise and non-merchandise, and letters of credit:

	Payments Due by Fiscal Year (in thousands)

	Total	2004	2005	2006	2007	2008	Thereafter

Operating Leases	$437,663	$69,176	$64,096	$58,994	$52,509	$45,329	$147,559
Purchase Orders	307,587	307,587	—	—	—	—	—
Documentary Letters of Credit(1)	38,531	38,531	—	—	—	—	—
Standby Letters of Credit for Insurance(2)	4,738	4,363	375	—	—	—	—

(1)	These documentary letters of credit support the importing of private-label merchandise.
(2)	These standby letters of credit serve as collateral for the Company’s self-insured workers compensation insurance.

      During fiscal 1999, the Company entered into a split-dollar life insurance agreement (the “Agreement”) and therein agreed to pay the premiums for certain second-to-die policies insuring the lives of Mr. and Mrs. Goodfriend. These policies are owned by a trust for the benefit of the Goodfriends’ children (the “Trust”). The Trust had the right, but not the obligation, to purchase the policies from the Company at any time for a purchase price equal to the cumulative premiums paid by the Company on the policies; in which case, all of the Company’s future obligations would cease. In December 2003, the Trust exercised its right to purchase the policies from the Company for an aggregate cash payment of $8,390,000. See Note 9 in the Notes to Consolidated Financial Statements.

      In June 1999, the Board of Directors authorized the Company to spend up to $20 million to repurchase Common Stock. Through January 31, 2004, the Company had repurchased an aggregate of 1,118,000 shares for $7.4 million. The Company made no purchases during fiscal 2003.

      From time to time the Company enters into certain types of agreements that contingently require the Company to indemnify parties against third-party claims. Generally, these agreements relate to: (i) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company’s request or otherwise on its behalf; (ii) an agreement with a private-label vendor to indemnify it against trademark and copyright infringement claims concerning merchandise it manufactures on behalf of the Company; (iii) real estate leases, under which the Company may agree to indemnify the landlords for claims arising from the Company’s use of the property; and (iv) agreements with the Company’s officers, directors and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company’s Charter and By-laws also provide for the indemnification of the Company’s directors, officers, employees and agents to the fullest extent permitted by the Tennessee Business Corporation Act. The Company has Directors and Officers Liability Insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

      The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet as of January 31, 2004.

      The Company did not have any material off-balance sheet arrangements as of January 31, 2004 or February 1, 2003.

Cash flows

      Operating activities provided cash of $47,116,000, $52,864,000 and $7,191,000 in fiscal 2003, fiscal 2002 and 2001, respectively, and included the following effects:

•	Cash used for inventories in fiscal 2003 and 2002 was $18,703,000 and $52,000, respectively. Cash provided by inventories for fiscal 2001 was $27,749,000.

•	Cash provided by accounts payable — trade was $13,513,000 in fiscal 2003 as a result of higher inventory levels versus fiscal 2002. Cash used for accounts payable — trade in fiscal 2002 and 2001 of $9,165,000 and $14,794,000, respectively, was a result of a lower accounts payable to inventory ratio for fiscal 2002 and lower inventory levels for fiscal 2001.

•	Cash used for accounts payable — other was $12,322,000 and $3,262,000 in fiscal 2003 and 2001, respectively. Cash provided by accounts payable — other was $5,273,000 in fiscal 2002.

•	Depreciation and amortization expenses were $21,662,000, $22,695,000 and $23,779,000 in fiscal 2003, 2002 and 2001, respectively.

      Cash flows used in investing activities reflected a $24,241,000, $7,165,000 and $15,215,000 net use of cash for fiscal 2003, 2002 and 2001, respectively. Cash was used primarily to fund capital expenditures for new, relocated and remodeled stores, as well as for upgrading information technology, and for general corporate purposes. The Company purchased the Duck Head trademarks and four related licenses from TSI Brands Inc., and its parent corporation, Tropical Sportswear Int’l Corporation during the second quarter of fiscal 2003 and total acquisition costs were $4,103,000.

      Financing activities provided net cash of $128,000 and $525,000 in fiscal 2003 and fiscal 2002, respectively. Cash used in financing activities was $920,000 in fiscal 2001. Proceeds from the issuance of common stock resulting from the exercise of stock options were $1,436,000, $525,000 and $140,000 for fiscal 2003, 2002 and 2001, respectively. In June 2003, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.02 per common share. This was the first quarterly cash dividend declared by the Company since becoming a public company in 1991. Subsequently, the Company declared quarterly dividends in the third and fourth fiscal quarters of 2003. Two of the three cash dividends declared in fiscal 2003 were paid during fiscal 2003 and aggregated $1,308,000.

Outlook

      For fiscal 2004, the Company currently expects to open approximately 20 to 25 new stores and relocate or remodel approximately 15 of its existing stores. Additionally, the Company’s business plan for fiscal 2004 calls for: (i) comparable store sales to increase in the mid-single digits for the full fiscal year; (ii) a gross profit rate of approximately 29%; (iii) an increase in selling, general and administrative expense dollars with the expense rate, as a percent of sales, modestly decreasing; (iv) an effective income tax rate of approximately 37.25%; (v) capital expenditures of approximately $50.0 million (most of which is allocated for new, relocated, remodeled and existing stores including new point-of-sale systems for most of its existing stores); and (vi) depreciation and amortization of approximately $23.0 million.

      As previously mentioned, the Company acquired the Duck Head trademarks and four related licenses during the second quarter of fiscal 2003. The Company has a sales target for Duck Head products in fiscal 2004 of approximately $75.0 million, with 15% of such amount representing incremental sales after giving effect to the consolidation of underperforming private-label programs and the elimination of duplicate assortments across all merchandising departments. Duck Head margins are expected to be similar to overall private-label brands.

      Actual results may vary from the business plan and an adverse outcome from the risks and uncertainties described in the section above captioned “Certain Factors That May Affect Future Results” could have a material adverse effect on the Company’s fiscal 2004 business plan.

      On December 19, 2003, the Company’s Board of Directors declared its third quarterly cash dividend of $0.02 per share to shareholders of record on February 2, 2004, payable on March 15, 2004. On March 16, 2004, the Company’s Board of Directors declared its fourth quarterly cash dividend of $0.02 per share to shareholders of record on May 3, 2004, payable on June 15, 2004. The Company anticipates paying regular, quarterly cash dividends in the future, subject to the Company’s earnings, financial condition, capital requirements, general economic and business conditions, and other factors deemed relevant by the Board of

Directors. The Company’s credit facility was amended effective June 18, 2003 to permit such dividends within certain prescribed limitations.

      The Company’s primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with anticipated cash flows from operations, including credit terms from vendors and factors, and the borrowings available under its credit facility will be sufficient to meet the Company’s operating and capital expenditure requirements. However, an adverse outcome from the risks and uncertainties described in the section above captioned “Certain Factors That May Affect Future Results” could have a material adverse effect on working capital or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The Company has no material investments or risks in market risk sensitive instruments.

ITEM 8.	Financial Statements and Supplementary Data

      Reference is made to the financial statements listed under the heading “(a)(1) Consolidated Financial Statements” of Item 15 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

ITEM 9A.	Controls and Procedures

      As of the end of the period covered by this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, along with the Company’s Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer, along with the Company’s Chief Financial Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting subsequent to the date the Company carried out its evaluation.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

      The information required by this item is incorporated by reference to information under the captions “Item 1. Election of Directors — Biographies of Director Nominees, Directors, and Executive Officers” and “Item 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders currently scheduled to be held on June 16, 2004.

ITEM 11.	Executive Compensation

      The information required by this item is incorporated by reference to information under the caption “Item 1. Election of Directors — Executive Compensation and Other Information” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders currently scheduled to be held on June 16, 2004.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference to information under the caption “Item 1. Election of Directors — Share Ownership” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders currently scheduled to be held on June 16, 2004.

ITEM 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to information under the caption “Item 1. Election of Directors — Certain Transactions with Directors and Officers” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders currently scheduled to be held on June 16, 2004.

ITEM 14.	Principal Accounting Fees and Services

      The information required by this item is incorporate by reference to information under the caption “Auditors” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders currently scheduled to be held on June 16, 2004.

PART IV

ITEM 15.	Exhibits, Financial Statements and Reports on Form 8-K

(a)(1) Consolidated Financial Statements

      The following consolidated financial statements of Goody’s and the Independent Auditors’ Report thereon are included in Item 8 above:

•	Independent Auditors’ Report.

•	Consolidated Statements of Operations for each of the three fiscal years in the period ended January 31, 2004.

•	Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003.

•	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 31, 2004.

•	Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended January 31, 2004.

•	Notes to Consolidated Financial Statements for each of the three fiscal years in the period ended January 31, 2004.

(a)(2) Financial Statement Schedules

(a)(3) Exhibits

      The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit List

Exhibit
No.	Ref.		Description

3.1	b	—	Amended and Restated Charter of the Registrant
3.2	c	—	Amended and Restated Bylaws of the Registrant
4.1		—	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Charter and Amended and Restated Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant
10.34	d	—	Goody’s Family Clothing, Inc. Employee Payroll Investment Plan*
10.36	e	—	Indemnification agreement between the Registrant and Robert M. Goodfriend*
10.39	e	—	Indemnification agreement between the Registrant and Samuel J. Furrow*
10.40	e	—	Indemnification agreement between the Registrant and Robert F. Koppel*
10.41	e	—	Indemnification agreement between the Registrant and Cheryl L. Turnbull*
10.44	f	—	Indemnification agreement between the Registrant and Irwin L. Lowenstein*
10.50	g	—	Amendment to the Goody’s Family Clothing, Inc. Employee Payroll Investment Plan*
10.53	h	—	Employment agreement between the Registrant and Edward R. Carlin dated May 20, 1998*
10.55	h	—	Employment agreement between the Registrant and David R. Mullins dated May 20, 1998*
10.56	i	—	Employment agreement between the Registrant and Bruce E. Halverson dated May 20, 1998*
10.59	i	—	Employment agreement between the Registrant and Jay D. Scussel dated May 20, 1998*
10.61	i	—	Employment agreement between the Registrant and Bobby Whaley dated May 20, 1998*
10.72	l	—	Split-Dollar Life Insurance Agreement between the Registrant, Robert and Wendy Goodfriend Irrevocable Trust, and Robert M. Goodfriend*
10.79	n	—	Goody’s Family Clothing, Inc. Amended and Restated 1991 Stock Incentive Plan*
10.80	n	—	Goody’s Family Clothing, Inc. Amended and Restated 1993 Stock Option Plan*
10.81	n	—	Goody’s Family Clothing, Inc. Amended and Restated 1997 Stock Option Plan*
10.82	n	—	Goody’s Family Clothing, Inc. Amended and Restated Discounted Stock Option Plan for Directors*
10.83	n	—	Employment agreement between the Registrant and John A. Payne dated July 18, 2000*
10.85	o	—	Employment agreement between the Registrant and Max W. Jones dated July 31, 2000*
10.86	o	—	Fourth Amendment Agreement dated September 30, 2000 between the Registrant, Goody’s MS, L.P. and Goody’s IN, L.P., GFCTX, L.P., GFCTN, L.P., GFCGA, L.P. and GFC FS, LLC, TREBOR of TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. and the Lenders as identified therein and First Tennessee Bank National Association as Administrative Agent
10.88	p	—	Employment agreement between the Registrant and David G. Peek dated February 5, 2001*
10.90	q	—	Loan and Security Agreement dated as of May 31, 2001 among Goody’s Family Clothing, Inc., Sydoog, Inc., Trebor of TN, Inc., GOFAMCLO, Inc., GFCFS, LLC, Goody’s MS, L.P., Goody’s IN, L.P., GFCTX, L.P., GFCTN, L.P., and GFCGA, L.P. and the financial institutions party hereto from time to time, The CIT Group/Business Credit, Inc., and GMAC Commercial Credit LLC
10.91	r	—	First Amendment To Loan and Security Agreement, effective as of August 29, 2001, by and among Goody’s Family Clothing, Inc. and the other borrowers, the financial institutions party to the Loan Agreement from time to time, and The CIT Group/Business Credit Inc.
10.93	r	—	Dedicated Service Agreement between the Registrant and Landair Transport, Inc. dated April 22, 2002
10.95	s	—	Separation agreement between the Registrant and Lana Cain Krauter dated October 16, 2002*
10.96	t	—	Employment agreement between the Registrant and Hazel A. Moxim dated January 29, 2003*

Exhibit
No.	Ref.		Description

10.97	t	—	Employment agreement between the Registrant and Robert S. Gobrecht dated January 29, 2003*
10.98	u	—	Employment agreement between the Registrant and John G. Wise dated April 28, 2003*
10.99	v	—	Second Amendment To Loan and Security Agreement effective as of June 18, 2003, by and among Goody’s Family Clothing, Inc. and the other borrowers, the financial institutions party to the Loan Agreement from time to time, and The CIT Group/Business Credit, Inc.
10.100			Employment agreement between the Registrant and Regis J. Hebbeler dated January 28, 2004*
10.101			Third Amendment To Loan and Security Agreement effective as of December 31, 2003, by and among Goody’s Family Clothing, Inc. and the other borrowers, the financial institutions party to the Loan Agreement from time to time, and The CIT Group/Business Credit, Inc.
21		—	Subsidiaries of the Registrant
23		—	Consent of Deloitte & Touche LLP
31.1		—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3		—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The indicated exhibit is a management contract or compensatory plan or arrangement.
a	Incorporated herein by reference to exhibit of the same number in Registrant’s Registration Statement on Form S-3 (Registration No. 333-32409) filed on August 18, 1997 and amended on August 25, 1997 and September 3, 1997.
b	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 019526).
c	Incorporated herein by reference exhibit of the same number in Registrant’s Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 019526).
d	Incorporated herein by reference to exhibit 4 in Registrant’s Registration Statement on Form S-8 (Registration No. 333-00052) originally filed on January 4, 1996.
e	Incorporated herein by reference to exhibit of the same number in Registrant’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 019526).
f	Incorporated herein by reference to exhibit of the same number in Registrant’s Annual Report on Form 10-K for the year ended February 1, 1997 (File No. 019526).
g	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 (File No. 019526).
h	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 1998 (File No. 019526).
i	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 (File No. 019526).
j	Incorporated herein by reference to exhibit of the same number in Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 019526).
k	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (File No. 019526).
l	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (File No. 019526).
m	Incorporated herein by reference to exhibit of the same number in Registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 (File No. 019526).
n	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2000 (File No. 019526).
o	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 (File No. 019526).
p	Incorporated herein by reference to exhibit of the same number in Registrant’s Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 019526).
q	Incorporated herein by reference to exhibit of the same number in Registrant’s Annual Report on Form 8-K/ A dated July 3, 2001 (File No. 019526).
r	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 (File No. 019526).

s	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2002 (File No. 019526).

t	Incorporated herein by reference to exhibit of the same number in Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002 (File No. 019526).
u	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2003 (File No. 019526).
v	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003 (File No. 019526).

     (b) Forms 8-K: -

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOODY’S FAMILY CLOTHING, INC.

By:	/s/ ROBERT M. GOODFRIEND

Robert M. Goodfriend
Chairman of the Board and
Chief Executive Officer

Dated: March 22, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ ROBERT M. GOODFRIEND Robert M. Goodfriend	Chairman of the Board and Chief Executive Officer	March 22, 2004

By:	/s/ EDWARD R. CARLIN Edward R. Carlin	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 22, 2004

By:	/s/ DAVID G. PEEK David G. Peek	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 22, 2004

By:	/s/ SAMUEL J. FURROW Samuel J. Furrow	Director	March 22, 2004

By:	/s/ ROBERT F. KOPPEL Robert F. Koppel	Director	March 22, 2004

By:	/s/ IRWIN L. LOWENSTEIN Irwin L. Lowenstein	Director	March 22, 2004

By:	/s/ CHERYL L. TURNBULL Cheryl L. Turnbull	Director	March 22, 2004

GOODY’S FAMILY CLOTHING, INC.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

Goody’s Family Clothing, Inc.

      We have audited the accompanying consolidated balance sheets of Goody’s Family Clothing, Inc. and subsidiaries (the Company) as of January 31, 2004 and February 1, 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Goody’s Family Clothing, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 19, 2004

GOODY’S FAMILY CLOTHING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year

	2003	2002	2001

	(52 weeks)	(52 weeks)	(52 weeks)

	(In thousands, except per share amounts)
Sales	$1,227,032	$1,193,405	$1,192,546
Cost of sales and occupancy expenses	869,382	853,583	895,077

Gross profit	357,650	339,822	297,469
Selling, general and administrative expenses	330,316	328,375	328,997
Restructuring (credit) charge	—	(74)	1,335

Earnings (loss) from operations	27,334	11,521	(32,863)
Investment income	716	624	806
Interest expense	17	24	249

Earnings (loss) before income taxes	28,033	12,121	(32,306)
Provision (benefit) for income taxes	10,372	4,545	(12,115)

Net earnings (loss)	$17,661	$7,576	$(20,191)

Earnings (loss) per common share:
Basic	$0.54	$0.23	$(0.62)

Diluted	$0.53	$0.23	$(0.62)

Cash dividends declared per common share	$0.06	$0.00	$0.00

Weighted average common shares outstanding:
Basic	32,675	32,525	32,441

Diluted	33,395	33,021	32,441

See accompanying notes to consolidated financial statements

GOODY’S FAMILY CLOTHING, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	February 1,
	2004	2003

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$123,033	$100,030
Inventories	198,726	180,023
Accounts receivable and other current assets	13,177	17,567

Total current assets	334,936	297,620
Property and equipment, net	106,968	108,688
Other assets	5,437	9,539

Total assets	$447,341	$415,847

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable — trade	$119,411	$105,898
Accounts payable — other	11,999	24,321
Accrued expenses	46,095	43,747
Current deferred income taxes	21,909	11,022

Total current liabilities	199,414	184,988
Other long-term liabilities	6,945	7,187
Deferred income taxes	12,212	12,539

Total liabilities	218,571	204,714

Commitments and Contingencies (Notes 8 and 11)
Shareholders’ Equity
Preferred stock, par value $1 per share;
Authorized — 2,000,000 shares; Issued and outstanding — none
Class B Common stock, no par value;
Authorized — 50,000,000 shares; Issued and outstanding — none
Common stock, no par value;
Authorized — 50,000,000 shares; Issued and outstanding — 32,841,706 and 32,555,533 shares, respectively	34,697	32,755
Retained earnings	194,073	178,378

Total shareholders’ equity	228,770	211,133

Total liabilities and shareholders’ equity	$447,341	$415,847

See accompanying notes to consolidated financial statements

GOODY’S FAMILY CLOTHING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year

	2003	2002	2001

	(52 weeks)	(52 weeks)	(52 weeks)

	(In thousands)
Cash Flows from Operating Activities
Net earnings (loss)	$17,661	$7,576	$(20,191)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	21,662	22,695	23,779
Restructuring (credit) charge	—	(74)	1,335
Net loss on asset disposals and write-downs	409	4,034	2,039
Changes in assets and liabilities:
Inventories	(18,703)	(52)	27,749
Accounts payable — trade	13,513	(9,165)	(14,794)
Accounts payable — other	(12,322)	5,273	(3,262)
Income taxes	10,195	17,597	(11,924)
Other assets and liabilities	14,701	4,980	2,460

Net cash provided by operating activities	47,116	52,864	7,191

Cash Flows from Investing Activities
Acquisitions of property and equipment	(20,454)	(7,524)	(15,258)
Acquisition of intangible assets	(4,103)	—	—
Proceeds from sale of property and equipment	316	359	43

Net cash used in investing activities	(24,241)	(7,165)	(15,215)

Cash Flows from Financing Activities
Dividends paid to shareholders	(1,308)	—	—
Proceeds from exercise of stock options	1,436	525	140
Payments of credit facility issuance costs	—	—	(1,060)

Net cash provided by (used in) financing activities	128	525	(920)

Net increase (decrease) in cash and cash equivalents	23,003	46,224	(8,944)
Cash and cash equivalents, beginning of year	100,030	53,806	62,750

Cash and cash equivalents, end of year	$123,033	$100,030	$53,806

Supplemental Disclosures:
Net income tax payments (refunds)	$1,372	$(11,764)	$1,208
Interest payments	4	18	250

See accompanying notes to consolidated financial statements

GOODY’S FAMILY CLOTHING, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Retained
	Shares	Amount	Earnings	Total

	(In thousands)
Balance February 3, 2001	32,420	$31,154	$190,993	$222,147
Net loss	—	—	(20,191)	(20,191)
Exercise of stock options	31	142	—	142
Other	—	618	—	618

Balance February 2, 2002	32,451	$31,914	$170,802	$202,716
Net earnings	—	—	7,576	7,576
Exercise of stock options	105	714	—	714
Other	—	127	—	127

Balance February 1, 2003	32,556	$32,755	$178,378	$211,133
Net earnings	—	—	17,661	17,661
Exercise of stock options	286	1,942	—	1,942
Cash dividends declared	—	—	(1,966)	(1,966)

Balance January 31, 2004	32,842	$34,697	$194,073	$228,770

See accompanying notes to consolidated financial statements

GOODY’S FAMILY CLOTHING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended January 31, 2004, February 1, 2003 and February 2, 2002

1.	Summary of Significant Accounting Policies

      Description of business. Headquartered in Knoxville, Tennessee, Goody’s Family Clothing, Inc. and subsidiaries (the “Company”) is a retailer of moderately priced family apparel with 335 stores in 18 states (all under one business segment) as of January 31, 2004.

      Fiscal year end. The Company’s fiscal year ends on the Saturday nearest the last day of January. Fiscal 2003, 2002 and 2001 refer to the Company’s fiscal years ended January 31, 2004 (52 weeks), February 1, 2003 (52 weeks) and February 2, 2002 (52 weeks), respectively.

      Principles of consolidation. The consolidated financial statements include the accounts of Goody’s Family Clothing, Inc. and its subsidiaries, all of which are wholly owned. All material intercompany balances and transactions have been eliminated.

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

      Inventories. Inventories are stated at the lower of weighted-average cost or market. Weighted-average cost is computed utilizing specific identification at the stock-keeping unit level multiplied by the weighted-average cost for such stock-keeping unit.

      Property and equipment. Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed by using the straight-line method over the estimated useful lives of the assets, which are 40 years for buildings and up to 10 years for other assets. Leasehold improvements are amortized by the straight-line method over the lesser of the useful lives of the improvements or the related lease terms. Maintenance and repair costs are charged directly to expense as incurred. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated.

      Impairment of long-lived assets. Each fiscal quarter the Company reviews all of its operations for indications of impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Primarily, such indications consist of stores with deteriorating operating results and stores under watch for possible closure or relocation. Impairment review for the corporate office, distribution centers and any other assets would be considered if overall Company operations deteriorated, or were expected to deteriorate, over a sustained period of time. Should this occur, the Company would consider whether the office, distribution centers and any other assets are impaired. Where impairment indicators are present, related store long-lived assets are measured under the Company’s accounting policy for impairment. When evaluating assets for potential impairment, the Company first compares the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). The lowest level at which future cash flows can be identified is at the individual store level. The individual store’s estimated future cash flows are based on the Company’s estimated future results given perceived local market conditions, the local economy and historical results. If the individual store’s estimated future cash flows used in this analysis are less than the carrying amount of the asset, impairment is indicated. The impairment loss would then be recorded and is generally measured as the excess of the carrying amount of the asset over the asset’s estimated fair value (generally based upon future discounted cash flows). In addition, a decision to close a store, prior to the expiration of its underlying lease, generally results in increased depreciation and amortization over the remaining revised useful life of property and equipment, an impairment charge, or both.

      Revenue recognition. The Company recognizes revenue from the sale of merchandise at the time merchandise is sold and the customer takes delivery. At each period end, an estimate of sales returns is

GOODY’S FAMILY CLOTHING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded. Royalties from license fees are recognized as revenue in the period they are earned. Revenue recognized from gift certificate, gift card and in-store credit forfeitures is based upon an expected forfeiture rate determined from historical trends.

      Vendor allowances. The Company receives allowances from its vendors from a variety of programs and arrangements, including margin assistance programs and co-operative advertising and fixturing programs. Margin assistance reimbursements are credited to cost of goods sold during the period in which the related product was sold. Co-operative advertising allowances are reported as a reduction of advertising expense in the period in which the advertising occurs. Fixture allowances received from vendors are offset against the related fixture purchase.

      Advertising. For annual financial reporting purposes, the Company expenses all advertising expenditures as incurred. For interim financial reporting purposes, the Company expenses advertising expenditures in the period when the advertisement first runs. Advertising expenses, net of vendor reimbursements, were $72,533,000, $69,477,000 and $65,355,000 for fiscal 2003, 2002 and 2001, respectively.

      Store opening costs. New and relocated store opening costs are charged directly to expense when incurred.

      Store closing costs. Through December 31, 2002, in accordance with Emerging Issues Task Force Issue No. 94-3 (“EITF 94-3”), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” when the Company decided to close or relocate a store, the estimated unrecoverable costs to be incurred upon or after the store closing, principally consisting of the remaining lease obligations, were charged to expense. Effective January 1, 2003, upon adoption of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” these estimated unrecoverable costs are charged to expense upon store closure.

      The Company believes that a store is a component under SFAS 144. Therefore, a store closure would result in the reporting of a discontinued operation unless the operations and cash flows from the closed store could be absorbed in some part by surrounding Company store(s) within the same market area or if the store’s results were immaterial for disclosure. Management evaluates certain factors in determining whether a closed store’s operations could be absorbed by a surrounding store(s); the primary factor considered is the distance to the next closest Goody’s store. The Company does not believe any of the stores closed during the three fiscal years presented, when considered either individually or in the aggregate, met the conditions for disclosure as discontinued operations.

      Insurance. The Company is self-insured for workers’ compensation, employee health benefits and general liability up to a predetermined stop-loss amount. Third-party insurance coverage is maintained for claims that exceed the predetermined stop-loss amount. The Company’s self-insurance accruals are calculated using loss development factors provided by standard insurance industry actuarial assumptions and the Company’s historical claims experience. Loss estimates are adjusted based upon actual claim settlements and reported claims.

      Income taxes. The Company determines its income tax provision (benefit) based on a combination of applicable federal and state tax rates. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial reporting basis of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the future years that the differences are expected to affect taxable income.

      Earnings (loss) per common share. Basic earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding and potentially dilutive common shares. Weighted-average diluted shares outstanding differs from weighted-average basic shares outstanding solely from the effect of dilutive stock options under the treasury stock method and amounted to 720,000, 496,000 and 59,000 shares for fiscal 2003, 2002 and 2001, respectively. Stock options to purchase 932,000, 930,000 and 2,440,000 shares of the

GOODY’S FAMILY CLOTHING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock in fiscal 2003, 2002 and 2001, respectively, were excluded from the computation of weighted-average diluted shares outstanding because they would have been antidilutive.

      Stock-Based Compensation. At January 31, 2004, the Company had four stock option plans that are described more fully in Note 6. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, expense is recorded in connection with stock options issued under the Directors’ Plan to non-employee directors and this expense has been immaterial. The following table illustrates the effect on net earnings (loss) and earnings (loss) per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transaction and Disclosure — an Amendment of FASB Statement No. 123,” to stock-based employee compensation (in thousands, except per share amounts):

	Fiscal Year

	2003	2002	2001

Net earnings (loss), as reported	$17,661	$7,576	$(20,191)
Deduct: Total stock-based employee compensation expense determined under fair value based-method for all awards, net of related tax effects	(703)	(1,341)	(2,804)

Pro forma net earnings (loss)	$16,958	$6,235	$(22,995)

Earnings (loss) per common share
Basic — as reported	$0.54	$0.23	$(0.62)
Basic — pro forma	0.52	0.19	(0.71)
Diluted — as reported	0.53	0.23	(0.62)
Diluted — pro forma	0.51	0.19	(0.71)

      The fair value of the options granted under the Company’s various stock option plans during fiscal 2003, 2002 and 2001 was estimated on their date of grant using the Black-Scholes single option-pricing model with the following assumptions:

	Fiscal Year

	2003	2002	2001

Dividend yield	1%	0%	0%
Expected volatility	70%	71%	68%
Risk free interest rates	3.8%	3.6%	4.5%
Weighted-average expected lives, in years	7	7	5
Weighted-average fair value of options granted	$4.79	$3.66	$2.58

      Contingencies. As discussed in Note 11 to these consolidated financial statements, the Company is involved in various legal proceedings and contingencies. The Company has recorded liabilities for these matters in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”). SFAS 5 requires the Company to accrue an estimated loss when the likelihood that the future event or events will confirm the loss or the incurrence of a liability is probable and the amount of loss can be reasonably estimated. The actual resolution of these contingencies may differ from the Company’s estimates. If a contingency is settled for an amount greater than the estimate, a future charge to income would result. Likewise, if a contingency is settled for an amount that is less than the estimate, a future credit to income would result.

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

GOODY’S FAMILY CLOTHING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accounting Pronouncements. FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. This interpretation requires guarantors to account at fair value for and disclose certain types of guarantees. The interpretation’s disclosure requirements were effective for the Company’s year ended February 1, 2003; the interpretation’s measurement requirements were effective for guarantees issued or modified after December 31, 2002. Historically, the Company has not incurred significant costs related to performance under these types of guarantees. No liabilities have been recorded for these obligations on the Company’s consolidated balance sheet as of January 31, 2004. (See Note 8)

      FIN No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. This interpretation requires consolidation of variable interest entities (“VIE”) (also formerly referred to as “special purpose entities”) if certain conditions are met. Application of this interpretation is required in financial statements of public entities that have interests in VIE’s or potential VIE’s commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this interpretation did not have an impact on the Company’s consolidated financial statements as the Company does not have VIE’s.

      In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 supersedes EITF Issue No. 94-3. SFAS 146 requires that the liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, not at the date of an entity’s commitment to an exit or disposal plan. The Company adopted SFAS 146 on January 1, 2003; the adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 did not have an impact on the Company’s consolidated financial statements.

      Reclassifications. Certain reclassifications have been made to the consolidated financial statements of prior years to conform to the current year’s presentation.

2.	Property and equipment

      Property and equipment consisted of the following (in thousands):

	January 31,	February 1,
	2004	2003

Land	$3,807	$3,807
Buildings	35,695	35,588
Leasehold improvements	35,443	30,672
Furniture and equipment	183,836	171,414

	258,781	241,481
Less accumulated depreciation and amortization	(151,813)	(132,793)

Property and equipment, net	$106,968	$108,688

      The Company reviews all of its operations for indications of impairment in accordance with its accounting policy as discussed in Note 1 in the Notes to Consolidated Financial Statements. Primarily, such indications consist of stores with deteriorating operating results and stores under watch for possible closure or relocation. During fiscal 2003, 2002 and 2001, 12, 26 and 16 stores, respectively, incurred impairment charges. These charges related to property and equipment and were included in selling, general and administrative expenses and totaled $420,000, $4,312,000 and $1,892,000 in fiscal 2003, 2002 and 2001, respectively. To determine the impaired assets fair values, the Company used the future estimated store cash flows discounted at a risk commensurate rate of 11%, 11% and 10% for the fiscal years 2003, 2002, and 2001, respectively. Depreciation expense was $21,449,000, $22,482,000 and $23,639,000 for fiscal 2003, 2002 and 2001, respectively.

GOODY’S FAMILY CLOTHING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Intangible Assets

      The Company purchased the Duck Head trademarks and four related licenses from TSI Brands Inc., and its parent corporation, Tropical Sportswear Int’l Corporation during the second quarter of fiscal 2003 and total acquisition costs were $4,103,000. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Company performed a valuation of the trademarks and determined that the asset has an indefinite life and no impairment charge was necessary for the year ended January 31, 2004.

4.	Credit facility

      In May 2001, the Company entered into a five-year $130,000,000 syndicated revolving loan and security agreement (the “credit facility”) that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents, which at January 31, 2004 aggregated $274,691,000. Of this amount, approximately $151,658,000 represented the borrowing base, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at January 31, 2004 was approximately $86,672,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. The credit facility was amended effective June 18, 2003 primarily to allow the payment of cash dividends within certain prescribed limitations.

      At January 31, 2004 and February 1, 2003, the Company had no cash borrowings under the credit facility, and had letters of credit outstanding not yet reflected in accounts payables of $28,908,000 and $31,758,000, respectively. There were no cash borrowings during fiscal 2003 or fiscal 2002. Letters of credit outstanding averaged $38,316,000 during fiscal 2003 compared with $40,189,000 during fiscal 2002, with the highest balance of $49,682,000 in December 2003 compared with $51,525,000 in December 2002.

5.	Income taxes

      The provision (benefit) for income taxes for the years indicated consisted of the following (in thousands):

	Fiscal Year

	2003	2002	2001

Current
Federal	$(2,275)	$(2,615)	$(13,328)
State	(1,082)	(44)	(1,978)

Total current	(3,357)	(2,659)	(15,306)

Deferred
Federal	11,602	6,400	2,792
State	2,127	804	399

Total deferred	13,729	7,204	3,191

Provision (benefit) for income taxes	$10,372	$4,545	$(12,115)

GOODY’S FAMILY CLOTHING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes differed from the amounts computed by applying the federal statutory rate to earnings (loss) before income taxes as follows (in thousands):

	Fiscal Year

	2003	2002	2001

Tax expense (benefit) at statutory rate	$9,812	$4,242	$(11,307)
State taxes, net of federal benefit	98	478	(1,150)
Effect of tax-exempt income	(127)	(73)	(6)
Effect of other items	589	(102)	348

Provision (benefit) for income taxes	$10,372	$4,545	$(12,115)

      The tax effects of temporary differences were as follows (in thousands):

	January 31,	February 1,
	2004	2003

Current (liability) asset
Inventory carrying cost	$(27,681)	$(16,355)
Net operating loss carryforward and tax credit carryforwards	3,992	527
Accrued expenses and other	1,780	4,806

Current deferred tax liability	$(21,909)	$(11,022)

Deferred (liability) asset
Depreciation	$(13,976)	$(13,622)
Net operating loss carryforward	3,003	3,325
Other	(1,239)	(2,242)

Long-term deferred tax liability	$(12,212)	$(12,539)

      The increase in the current deferred tax liability from February 1, 2003 to January 31, 2004 is related primarily to the inventory valuation under the retail method. The Company has net operating loss carryforwards for federal income tax purposes of $10,251,000 at January 31, 2004, with expirations ranging from fiscal 2023 through fiscal 2024. The Company also has net operating loss carryforwards for state income tax purposes aggregating $65,931,000 at January 31, 2004, with expirations ranging from fiscal 2004 through fiscal 2024.

6.	Stock options

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

      The 1991 Plan, 1993 Plan and 1997 Plan provide for the grant of nonqualified and incentive stock options to key employees and directors and formula options to non-employee directors. The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the Common Stock for incentive options or formula options on the date of grant (based upon the closing sales price of the Common Stock for the business day immediately preceding the date of grant)) and the vesting and exercise periods. The options typically vest in equal installments over five years from the date of grant and are generally exercisable up to 10 years from the date of grant. The Company is authorized to issue an aggregate of 3,500,000 shares of common stock under the 1997 Plan. The 1991 Plan and the 1993 Plan each terminated in September 2001 and April 2003, respectively and as such, the Company is no longer entitled to issue options thereunder. However, at January 31, 2004, an aggregate of 1,557,883 options remain outstanding under the 1991 Plan and the 1993 Plan.

      Under the Directors’ Plan, non-employee directors may elect to receive options to purchase Common Stock at an exercise price equal to 50% of the fair market value of the Common Stock on the date of grant (based upon the closing sales price of the Common Stock for the business day immediately preceding the date

GOODY’S FAMILY CLOTHING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of grant) in lieu of cash for their director fees. These options vest one year from the date of grant and are exercisable up to 20 years from the date of grant. The annual expense recorded in connection with stock options issued under this plan has been immaterial. The Company is authorized to issue an aggregate of 500,000 shares of common stock under the Directors’ Plan.

      A summary of the stock option activity and the related weighted-average exercise prices for all the option plans is as follows:

	Shares Available	Outstanding	Weighted Average
	For Grant	Options	Exercise Price

As of February 3, 2001	1,171,420	3,240,234	$9.01
Granted	(1,555,170)	1,555,170	4.05
Exercised	—	(31,200)	4.50
Forfeited and expired	893,290	(1,107,250)	8.32

As of February 2, 2002	509,540	3,656,954	7.15
New shares authorized	1,700,000	—	—
Granted	(391,158)	391,158	4.99
Exercised	—	(104,403)	5.03
Forfeited and expired	132,300	(183,510)	9.30

As of February 1, 2003	1,950,682	3,760,199	6.88
Granted	(444,820)	444,820	7.60
Exercised	—	(286,173)	9.38
Forfeited and expired	382,200	(416,650)	5.16

As of January 31, 2004	1,888,062	3,502,196	7.32

      The following table summarizes information about stock options outstanding at January 31, 2004:

	Outstanding Options			Exercisable Options

		Weighted
		Average	Weighted		Weighted
	Options	Remaining	Average	Options	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Range of Exercise Prices	January 31, 2004	Life (Years)	Price	January 31, 2004	Price

$ 2.06 to $ 3.90	1,168,016	5.5	$3.65	946,616	$3.65
4.03 to 4.82	781,841	5.9	4.48	523,971	4.45
4.84 to 8.06	734,695	7.4	6.64	305,145	5.62
8.31 to 21.46	722,144	4.8	14.72	615,894	15.57
21.69 to 27.50	95,500	4.4	24.80	95,500	24.80

	3,502,196			2,487,126

7.	Benefit plans

      The Company maintains the Goody’s Family Clothing, Inc. 401(k) Retirement Plan (the “401(k) Plan”) with a salary deferral feature for all eligible Associates. Under the terms of the 401(k) Plan, eligible Associates may contribute between 3% and 15% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the 401(k) Plan. The Company provides matching contributions to the 401(k) Plan that are determined by the Company on a discretionary basis at the start of each 401(k) Plan year and committed to for the plan year, vest over an Associate’s service period and are based upon a percent of an Associate’s elected contributions. These matching contributions, net of plan forfeitures, amounted to $699,000, $813,000 and $827,000 for fiscal 2003, 2002 and 2001, respectively.

      Until January 30, 2002, the Company also maintained the Goody’s Family Clothing, Inc. Executive Deferral Plan (the “EDP Plan”) with a salary deferral feature for all eligible Associates. Under the terms of the EDP Plan, eligible Associates could have contributed up to the lesser of 25% or $30,000 of their annual compensation on a pretax basis to the EDP Plan. The Company provided matching contributions to the EDP Plan that were determined by the Company on a discretionary basis at the start of each EDP Plan year and committed to for the plan year, vested over an Associate’s service period and were based upon a percent of an

GOODY’S FAMILY CLOTHING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Associate’s elected contributions. These matching contributions were $102,000 in fiscal 2001. On January 30, 2002, the Company’s Board of Directors elected to terminate the EDP Plan and disburse all EDP Plan assets to EDP Plan participants. Such disbursement was made to EDP Plan participants in February 2002.

      The Company also has an Employee Payroll Investment Plan that allows eligible Associates to purchase its Common Stock at fair market value through regular payroll deductions.

8.	Commitments

      The Company leases its stores under operating leases, the majority of which expire at various times during the next 10 years. The Company can, at its option, renew most of these leases at rents that are fixed based at their then current fair rental value. Payments under store leases consist of a fixed minimum rent, additional rent based on a percent of sales in excess of stipulated amounts (“percentage rent”) and real estate taxes, insurance, and common area maintenance costs. The Company also leases certain data processing and store systems equipment.

      The future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at January 31, 2004, are as follows (in thousands):

Fiscal Year

2004	$69,176
2005	64,096
2006	58,994
2007	52,509
2008	45,329
Thereafter	147,559

Total	$437,663

      Total rental expense, including common area maintenance, for operating leases for fiscal 2003, 2002 and 2001 was $84,813,000, $83,451,000 and $80,920,000, respectively, including percentage rent of $88,000, $103,000 and $88,000, respectively.

      The table below sets forth the Company’s commercial commitments related to outstanding purchase commitments for merchandise and non-merchandise and letters of credit:

	Payments Due by Fiscal Year (in thousands)

	Total	2004	2005

Purchase Orders	$307,587	$307,587	$—
Documentary Letters of Credit	38,531	38,531	—
Standby Letters of Credit for Insurance	4,738	4,363	375

      From time to time the Company enters into certain types of agreements that contingently require the Company to indemnify parties against third-party claims. Generally, these agreements relate to: (i) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company’s request or otherwise on its behalf; (ii) an agreement with a private-label vendor to indemnify it against trademark and copyright infringement claims concerning merchandise it manufactures on behalf of the Company; (iii) real estate leases, under which the Company may agree to indemnify the landlords for claims arising from the Company’s use of the property; and (iv) agreements with the Company’s officers, directors and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company’s Charter and By-laws also provide for the indemnification of the Company’s directors, officers, employees and agents to the fullest extent permitted by the Tennessee Business Corporation Act. The Company has Directors and Officers Liability Insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

GOODY’S FAMILY CLOTHING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No material liabilities have been recorded for these obligations on the Company’s balance sheet as of January 31, 2004.

9.	Related-party transactions

      The Company has entered into the following related-party transactions with respect to Robert M. Goodfriend (the Company’s Chairman of the Board and Chief Executive Officer and beneficial owner of approximately 41% of the Company’s common stock):

      During fiscal 1999, the Company entered into a split-dollar life insurance agreement (the “Agreement”) and therein agreed to pay the premiums for certain second-to-die policies insuring the lives of Mr. and Mrs. Goodfriend. These policies are owned by a trust for the benefit of the Goodfriends’ children (the “Trust”). The Trust had the right, but not the obligation, to purchase the policies from the Company at any time for a purchase price equal to the cumulative premiums paid by the Company on the policies; should the policies be purchased, all of the Company’s future obligations would cease. In December 2003, the Trust exercised its rights to purchase the policies from the Company for an aggregate cash payment to the Company of $8,390,000. The cash surrender value of all policies covered by the Agreement at February 1, 2003 aggregated $7,733,000 and is included in other assets. In addition, the Company paid a premium of $47,510 on a term policy on the life of Mr. Goodfriend in connection with the Agreement during each of fiscal 2003, 2002 and 2001.

      The Company paid rent and taxes amounting to $314,000, $312,000 and $312,000 for fiscal 2003, 2002 and 2001, respectively, for a store leased from another trust benefiting Mr. Goodfriend’s children. Future commitments at January 31, 2004, under this related party lease are $1,411,000.

      Mr. Robert F. Koppel, a director of the Company, is the President of the East Tennessee Children’s Hospital (the “Hospital”) of which Mr. Goodfriend is a director. The Company facilitates contributions by its employees to the Hospital through a payroll deduction plan and matches employee contributions to the Hospital on a 100% basis. The Company also makes additional contributions (in cash or in kind) to the Hospital. The total amount of contributions paid by the Company (including employee contributions) to the Hospital in fiscal 2003, 2002 and 2001 were $466,000, $514,000 and $495,000, respectively.

10.	Restructuring Charge

      The Company recorded a restructuring charge in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring,”) during the fourth quarter of fiscal 2001 of approximately $1,335,000 for an announced reduction in the Company’s work force that was completed during 2002. The reduction resulted in the elimination of jobs located at its corporate office and distribution center in Knoxville, Tennessee, and its distribution center in Russellville, Arkansas. The charge included the costs associated with severance, health benefits, outplacement services and professional fees related to developing and implementing the restructuring

GOODY’S FAMILY CLOTHING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan. There was no activity in the restructuring accrual during fiscal 2003. The following is a rollforward schedule of the activity related to the restructuring accrual for fiscal 2002:

	Severance and
	Related	Professional
	Payments	Fees	Total

Accrued balance at February 3, 2001	$—	$—	$—
Amounts charged to income in fiscal 2001	480,000	855,000	1,335,000
Payments in fiscal 2001	—	(523,000)	(523,000)

Accrued balance at February 2, 2002	$480,000	$332,000	$812,000
Payments in fiscal 2002	(303,000)	(435,000)	(738,000)
Amounts (credited) charged to income in fiscal 2002	(177,000)	103,000	(74,000)

Accrued balance at February 1, 2003	$—	$—	$—

11.	Contingencies

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

      On February 28, 2003, a proposed Consent Decree was filed with the District Court for its preliminary approval. The proposed Consent Decree sets forth the proposed settlement of the class action race discrimination lawsuit. Ultimately, class action certification was sought in the lawsuit only with respect to alleged discrimination in promotion to management positions and the proposed Consent Decree is limited to such claims. Generally, the proposed settlement provides for a payment by the Company in the aggregate amount of $3.2 million to the class members (including the named plaintiffs) and their counsel, as well as the Company’s implementation of certain policies, practices and procedures regarding, among other things, training of employees. The Company’s employer liability insurance underwriter has funded $3.1 million of such payment to a third-party administrator. The proposed Consent Decree explicitly provides that it is not an admission of liability by the Company and the Company continues to deny all of the allegations. On April 30, 2003, the District Court granted preliminary approval of the proposed Consent Decree, and a hearing was held on June 30, 2003 regarding the adequacy and fairness of the proposed settlement. On March 3, 2004, the United States District Court for the Middle District of Georgia issued an Order granting final approval of the Consent Decree; an appeal of this Order (if any) must be filed in 30 days. On or about February 23, 2004, a purported class member filed an appeal with the U.S. Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”), alleging, among other things, misconduct on the part of the District Court and the plaintiff’s/appellant’s counsel; the Eleventh Circuit dismissed this appeal on March 5, 2004. On or about March 12, 2004, a Motion to set aside the dismissal was filed with the Eleventh Circuit. There can be no assurance that the Consent Decree will not be affected by the motion pending with the Eleventh Circuit or that another appeal will not be filed prior to the deadline.

Hilfiger Matter, Sun Matter and Related Insurance Matters

      In July 2000, Tommy Hilfiger Licensing, Inc. (“Hilfiger”) commenced an action against the Company in the United States District Court for the Northern District of Georgia, alleging, among other things, counterfeiting and trademark infringement (the “Hilfiger Matter”). A bench trial for the Hilfiger Matter concluded on March 13, 2003, and on May 9, 2003, the Court rendered its decision, awarding damages to Hilfiger in the amount of approximately $11.0 million, plus reasonable attorney’s fees and costs.

      In June 2002, Hilfiger brought an action against Sun Apparel, Inc. (“Sun”), a Goody’s denim supplier, alleging trademark infringement arising out of Sun’s manufacture of the allegedly infringing labels that gave

GOODY’S FAMILY CLOTHING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rise to Hilfiger’s trademark infringement claims against Goody’s (the “Sun Matter”). Goody’s had agreed to pay for the defense of the Sun Matter because of certain indemnification obligations it had to Sun.

      At the time the Hilfiger Matter commenced, the Company’s primary liability insurer indicated that it would reimburse Goody’s for its legal fees and expenses. In February 2003, after several unsuccessful attempts to obtain such reimbursement, Goody’s filed an insurance coverage action against the insurers. Following the commencement of such action, the primary insurer agreed to reimburse Goody’s for a substantial portion of its past and future legal expenses. However, the insurance carriers reserved their rights regarding their obligations to indemnify Goody’s against damages resulting from the Hilfiger claims and the Sun Matter and the carriers asserted certain defenses against their indemnity obligations. On May 13, 2003, Fireman’s Fund Insurance Company (“Fireman’s Fund”), the excess layer (umbrella insurance) carrier, commenced an action against Goody’s in the Chancery Court for Knox County, Tennessee, seeking a declaratory judgment against Goody’s declaring that it has no duty to indemnify Goody’s in the Hilfiger Matter (the Goody’s suit against the insurers and the Fireman’s Fund suit against the Company are collectively referred to herein as the “Insurance Matters”).

      In June 2003, the Company reached a settlement agreement with Hilfiger, resolving all outstanding issues arising out of the Hilfiger Matter. Under the settlement, the Company agreed to make an $11.0 million cash payment to Hilfiger. The settlement amount also encompassed the settlement of the Sun Matter. In June 2003, the Company also reached an agreement in principle with its insurance carriers regarding the Insurance Matters and a definitive settlement agreement with its insurance carriers was executed in July 2003. As a result of the combined settlements, in the second quarter of fiscal 2003, the Company reversed $4,441,000 of the pre-tax charge of $7,996,000 previously recorded in the first quarter of fiscal 2003 based upon the Company’s earlier estimates in connection with these matters. Accordingly, for the fiscal year ended January 31, 2004, the Company has recorded a pre-tax charge of $3,571,000 in connection with these matters.

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

12.	Selected Quarterly Data (Unaudited)

      Following is a summary of unaudited results of operations for the respective fiscal quarters (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2003
Sales	$283,012	$294,039	$280,777	$369,204
Gross profit	85,816	85,943	83,268	102,623
Net earnings	1,863	7,110	1,712	6,975
Earnings per common share:
Basic	0.06	0.22	0.05	0.21
Diluted	0.06	0.21	0.05	0.21
Fiscal 2002
Sales	$283,504	$284,046	$268,324	$357,532
Gross profit	84,458	78,891	77,664	98,809
Net earnings (loss)	5,572	1,259	(3,141)	3,886
Earnings (loss) per common share:
Basic	0.17	0.04	(0.10)	0.12
Diluted	0.17	0.04	(0.10)	0.12

SCHEDULE II

GOODY’S FAMILY CLOTHING, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR FISCAL YEARS ENDED JANUARY 31, 2004, FEBRUARY 1, 2003 AND FEBRUARY 2, 2002
(In thousands)

		Balance at	Charged to		Balance
Fiscal		Beginning	Costs and		at End
Year		of Year	Expenses	Deductions*	of Year

2003	Lower of Cost or Market Reserve, Inventory	$16,650	$37,718	$36,668	$17,700
2002	Lower of Cost or Market Reserve, Inventory	19,600	41,466	44,416	16,650
2001	Lower of Cost or Market Reserve, Inventory	18,700	57,648	56,748	19,600

*	Principally charges for which reserves were provided.