Form 10-Q
period 2004-05-01
GOODYS FAMILY CLOTHING INC /TN
filed 2004-05-19
CIK 879123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            May 1, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, no par value, 32,950,977 shares outstanding as of May 14, 2004.

Goody’s Family Clothing, Inc.
Index to Form 10-Q
May 1, 2004

Part I — Financial Information:
Item 1 - Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6 - 8
Independent Accountants’ Review Report	9
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 13
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	13
Item 4 - Controls and Procedures	14
Part II — Other Information:	15
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. (a) Exhibits
Item 6. (b) Reports on Form 8-K
Signatures	16
EX-10.102 EMPLOYMENT AGREEMENT
EX-15 ACCOUNTANTS AWARENESS LETTER
EX-31.1 302 CERTIFICATION OF CEO
EX-31.2 302 CERTIFICATION OF CFO
EX-31.3 302 CERTIFICATION OF CHIEF ACCT. OFFICER
EX-32.1 906 CERTIFICATION OF CEO
EX-32.2 906 CERTIFICATION OF CFO
EX-32.3 906 CERTIFICATION OF CHIEF ACCT. OFFICER

PART 1 — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements

Goody’s Family Clothing, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen
	Weeks Ended
	May 1,	May 3,
	2004	2003
Sales	$302,878	$283,012
Cost of sales and occupancy expenses	209,923	197,196

Gross profit	92,955	85,816
Selling, general and administrative expenses	80,290	83,034

Earnings from operations	12,665	2,782
Investment income	185	177
Interest expense	1	1

Earnings before income taxes	12,849	2,958
Provision for income taxes	4,786	1,095

Net earnings	$8,063	$1,863

Earnings per common share:
Basic	$0.25	$0.06

Diluted	$0.24	$0.06

Cash dividends declared per common share	$0.02	$—

Weighted average common shares outstanding:
Basic	32,890	32,556

Diluted	33,902	32,624

See accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	May 1,	January 31,	May 3,
	2004	2004	2003
	(Unaudited)		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$109,217	$123,033	$91,395
Inventories	234,747	198,726	207,199
Accounts receivable and other current assets	20,537	13,177	20,263

Total current assets	364,501	334,936	318,857
Property and equipment, net	110,313	106,968	106,676
Other assets	5,349	5,437	9,594

Total assets	$480,163	$447,341	$435,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable — trade	$139,698	$119,411	$115,636
Accounts payable — other	15,992	11,999	13,601
Accrued expenses	42,556	46,095	64,702
Current deferred income taxes	25,413	21,909	8,434

Total current liabilities	223,659	199,414	202,373
Long-term liabilities	6,517	6,945	6,879
Deferred income taxes	12,966	12,212	12,879

Total liabilities	243,142	218,571	222,131

Commitments and Contingencies (Note 4)
Shareholders’ Equity
Preferred stock, par value $1.00 per share;
Authorized - 2,000,000 shares; issued and outstanding — none
Class B Common stock, no par value;
Authorized - 50,000,000 shares; issued and outstanding — none
Common stock, no par value;
Authorized - 50,000,000 shares;
Issued and outstanding - 32,950,977; 32,841,706; and 32,555,533 shares, respectively	35,542	34,697	32,755
Retained earnings	201,479	194,073	180,241

Total shareholders’ equity	237,021	228,770	212,996

Total liabilities and shareholders’ equity	$480,163	$447,341	$435,127

See accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 1,	May 3,
	2004	2003
Cash Flows from Operating Activities
Net earnings	$8,063	$1,863
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	5,603	5,403
Net loss on asset disposals and write-downs	208	326
Changes in assets and liabilities:
Inventories	(36,021)	(27,176)
Accounts payable — trade	20,287	9,738
Accounts payable — other	3,993	(10,720)
Income taxes	4,924	1,551
Other assets and liabilities	(11,706)	14,043

Net cash used in operating activities	(4,649)	(4,972)

Cash Flows from Investing Activities
Acquisitions of property and equipment	(9,107)	(3,690)
Proceeds from sale of property and equipment	7	27

Net cash used in investing activities	(9,100)	(3,663)

Cash Flows from Financing Activities
Dividends paid to shareholders	(657)	—
Proceeds from exercise of stock options	590	—

Net cash used in financing activities	(67)	—

Net decrease in cash and cash equivalents	(13,816)	(8,635)
Cash and cash equivalents, beginning of period	123,033	100,030

Cash and cash equivalents, end of period	$109,217	$91,395

Supplemental Disclosures:
Net income tax payments (refunds)	$3	$(38)
Interest payments	1	—

See accompanying Notes to Condensed Consolidated Financial Statements and Independent Accountants’ Review Report.

Goody’s Family Clothing, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Basis of presentation

The accompanying condensed consolidated financial statements of Goody’s Family Clothing, Inc. and subsidiaries (the “Company”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company’s business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended January 31, 2004. Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.

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

The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, expense is recorded in connection with stock options issued under the Directors’ Plan to non-employee directors and this expense has been insignificant. Interim proforma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123,” which requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The following table illustrates the effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation (in thousands, except per share amounts):

	Thirteen
	Weeks Ended
	May 1,	May 3,
	2004	2003
Net earnings, as reported	$8,063	$1,863
Deduct: Total stock-based employee compensation expense determined under fair value based-method for all awards, net of related tax effects	191	218

Pro forma net earnings	$7,872	$1,645

Earnings per common share
Basic — as reported	$0.25	$0.06
Basic — pro forma	0.24	0.05
Diluted — as reported	$0.24	$0.06
Diluted — pro forma	0.23	0.05

Goody’s Family Clothing, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — continued
(Unaudited)

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

(3) Credit arrangements

In May 2001, the Company entered into a five-year, $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. The borrowing base was $172,879,000 at May 1, 2004, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at May 1, 2004 was approximately $98,010,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The Company’s availability did not fall below $25,000,000 during the thirteen weeks ended May 1, 2004, or May 3, 2003 and therefore the Company was not required to comply with this financial covenant. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. In June 2003, the credit facility was amended to permit cash dividends in any fiscal year on the common stock in an amount not to exceed (i) $3,500,000 (but not to exceed $10,000,000 in the aggregate during the remaining term of the credit facility) plus (ii) 50% of the Company’s consolidated net income for the immediately preceding fiscal year. In addition, in June 2003 the lenders agreed to waive any events of default which could be deemed to have occurred by reason of the Court’s decision in the Hilfiger Matter described below. At May 1, 2004, the Company had no borrowings and $24,386,000 in letters of credit (not yet reflected in accounts payable) outstanding under the facility. These letters of credit generally have terms of less than one year and are primarily used to facilitate the purchase of import merchandise.

(4) Contingencies

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

On February 28, 2003, a proposed Consent Decree was filed with the District Court for its preliminary approval. The proposed Consent Decree sets forth the proposed settlement of the class action race discrimination lawsuit. Ultimately, class action certification was sought in the lawsuit only with respect to alleged discrimination in promotion to management positions and the proposed Consent Decree is limited to such claims. Generally, the proposed settlement provides for a payment by the Company in the aggregate amount of $3.2 million to the class members (including the named plaintiffs) and their counsel, as well as the Company’s implementation of certain policies, practices and procedures regarding, among other things, training of employees. The Company’s employer liability insurance underwriter has funded $3.1 million of such payment to a third-party administrator. The proposed Consent Decree explicitly provides that it is not an admission of liability by the Company and the Company continues to deny all of the allegations. On April 30, 2003, the District Court granted preliminary approval of the proposed Consent Decree, and a hearing was held on June 30, 2003, regarding the adequacy and fairness of the proposed settlement. On March 3, 2004, the United States District Court for the Middle District of Georgia issued an Order granting final approval of the Consent Decree. On or about February 23, 2004, a purported class member filed an appeal with the U.S. Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”), alleging, among other things, misconduct on the part of the District Court and the plaintiff’s/appellant’s counsel; the Eleventh Circuit dismissed this appeal on March 5, 2004. On or about March 12, 2004, a Motion to set aside the dismissal was filed with the Eleventh Circuit. There can be no assurance that the Consent Decree will not be affected by the motion pending with the Eleventh Circuit.

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

The Company recorded a pretax charge of $7,996,000 during the thirteen weeks ended May 3, 2003, for legal claims and related legal fees in connection with the Hilfiger Matter and related matters.

In June 2003, the Company reached a settlement agreement with Hilfiger, resolving all outstanding issues arising out of the Hilfiger Matter. Under the settlement, the Company agreed to make an $11.0 million cash payment to Hilfiger. The settlement amount also encompassed the settlement of the Sun Matter. In June 2003, the Company also reached an agreement in principle with its insurance carriers regarding the Insurance Matters and a definitive settlement agreement with its insurance carriers was executed in July 2003. The settlement enabled the Company to reverse $4,441,000 ($0.08 per diluted share after taxes) of the pretax charge of $7,996,000 ($0.15 per diluted share after taxes) in the second quarter of fiscal 2003.

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

(5) Intangible Assets

The Company purchased the Duck Head trademarks and four related licenses from TSI Brands Inc., and its parent corporation, Tropical Sportswear Int’l Corporation during the second quarter of fiscal 2003 and total acquisition costs were $4,103,000. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Company performed a valuation of the trademarks during fiscal 2003 and determined that the asset has an indefinite life and no impairment charge was necessary.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

Board of Directors and Shareholders
Goody’s Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying condensed consolidated balance sheets of Goody’s Family Clothing, Inc. and Subsidiaries (the “Company”) as of May 1, 2004 and May 3, 2003, and the related condensed consolidated statements of operations and of cash flows for the thirteen-week periods then ended. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such interim condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of January 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP
Atlanta, Georgia
May 19, 2004

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, business plans and estimates and involve material risks and uncertainties including, but not limited to:

(i)	customer demand and trends in the apparel and retail industry;

(ii)	the acceptance of the Company’s merchandise offerings, including the new Duck Head line;

(iii)	the ability to avoid excess promotional pricing;

(iv)	weather conditions;

(v)	the impact of competitors’ pricing and store expansion;

(vi)	the timely availability of branded and private label merchandise in sufficient quantities to satisfy customer demand;

(vii)	the effectiveness of merchandising, advertising, pricing, and operational strategies;

(viii)	the ability to achieve business plan targets;

(ix)	the ability to enter into leases for new store locations;

(x)	the timing, magnitude and costs of opening new stores;

(xi)	individual store performance, including new stores;

(xii)	relations with vendors, factors and employees;

(xiii)	the general economic conditions within the Company’s markets;

(xiv)	global political unrest, including terrorism and war;

(xv)	the continued availability of adequate credit support from vendors and factors;

(xvi)	the Company’s compliance with loan covenants and the availability of sufficient eligible collateral for borrowing;

(xvii)	the unanticipated needs for additional capital expenditures;

(xviii)	trends affecting the Company’s financial condition, results of operations or cash flows;

(xiv)	the success of the Company’s information technology systems; and

(xx)	the seasonality of the Company’s business.

Any “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company’s financial results may be found in the Company’s public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Company’s web site, http://www.goodysonline.com, and then choose “SEC Filings.”

Critical Accounting Policies

The Company’s accompanying interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The critical accounting matters that are very important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in the critical accounting policies during the thirteen weeks ended May 1, 2004.

Results of Operations

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

	Thirteen
	Weeks Ended
	May 1,	May 3,
	2004	2003
Sales	100.0%	100.0%
Cost of sales and occupancy expenses	69.3	69.7

Gross profit	30.7	30.3
Selling, general and administrative expenses	26.5	29.3

Earnings from operations	4.2	1.0
Investment income	0.1	0.1
Interest expense	—	—

Earnings before income taxes	4.3	1.1
Provision for income taxes	1.6	0.4

Net earnings	2.7%	0.7%

Thirteen Weeks Ended May 1, 2004 Compared with Thirteen Weeks Ended May 3, 2003

Overview During the first quarter of fiscal 2004, the Company opened five new stores, relocated one store and remodeled five stores, bringing the total number of stores in operation at May 1, 2004 to 340, compared with 327 at May 3, 2003. During the corresponding period of the previous fiscal year, the Company relocated or remodeled five stores and closed one store. Net earnings for the first quarter of fiscal 2004 were $8,063,000, or 2.7% of sales, compared with net earnings for the first quarter of fiscal 2003 of $1,863,000, or 0.7% of sales. The fiscal 2003 results included a pretax charge of $7,996,000 associated with the Hilfiger Matter and related matters as discussed in Note 4 to the Notes to Consolidated Financial Statements.

Sales Sales for the first quarter of fiscal 2004 were $302,878,000, a 7.0% increase from the $283,012,000 in sales for the first quarter of fiscal 2003. This increase of $19,866,000 consisted of $11,489,000 in comparable store sales and $8,377,000 in additional net sales from new stores, transition stores and sales from stores that were subsequently closed. Comparable store sales for the first quarter of fiscal 2004 increased 4.1% compared with the corresponding period of the previous fiscal year. Comparable store sales increases for the months of February, March and April were 14.4%, 0.25% and 1.8%, respectively. February’s increase was due, in part, to favorable weather conditions, while March and April increases were lower due to unseasonably cool weather when compared to the prior year periods. The Company launched its new Duck Head brand, acquired during the second quarter of fiscal 2003, on March 14, 2004. Sales of Duck Head merchandise for the full March and April period were $13,200,000, which represented 5.8% of total sales for the full March and April period. Total private-label sales, including Duck Head, represented approximately 33% and 32% of total sales for the first quarter of fiscal 2004 and fiscal 2003, respectively. Additionally, sales for the first quarter of fiscal 2004 included $402,000 in other revenue, principally attributable to royalties from license fees.

Gross profit Gross profit for the first quarter of fiscal 2004 was $92,955,000, or 30.7% of sales, a $7,139,000 increase from the $85,816,000 in gross profit, or 30.3% of sales, for the first quarter of fiscal 2003. The 0.4% increase in gross profit as a percent of sales in the first quarter of fiscal 2004 compared with the first quarter of fiscal 2003 resulted primarily from the leveraging of occupancy costs due to the increase in sales and the other revenue of $402,000 principally attributable to royalties from license fees as noted above.

Selling, general and administrative expenses Selling, general and administrative expenses for the first quarter of fiscal 2004 were $80,290,000, or 26.5% of sales, a decrease of $2,744,000 from $83,034,000, or 29.3% of sales, for the first quarter of fiscal 2003. Selling, general and administrative expenses decreased by 2.8%, as a percent of sales, for the first quarter of fiscal 2004 compared with the first quarter of fiscal 2003. The 2.8% decrease relates primarily to (i) a 2.8% decrease in legal claims and related fees arising primarily from the $7,996,000 charge for the Hilfiger Matter and related matters in the first quarter of fiscal 2003, (ii) a 0.5% reduction in net payroll expense related to a decrease in salaries and bonuses, offset by (iii) a 0.3% increase in the provision for health care costs, (iv) a 0.1% increase in advertising expenses; and (v) a 0.1% increase in all other selling, general and administrative expenses. Selling, general and administrative expenses, as a percent of sales, are the same for the first quarter of fiscal 2004 when compared to the first quarter of fiscal 2003 without the legal claims and related fees for the Hilfiger Matter.

Income taxes The provision for income taxes for the first quarter of fiscal 2004 was $4,786,000, for an effective tax rate of 37.25% of earnings before income taxes, compared with a provision for income taxes of $1,095,000, for an effective tax rate of 37.0% of earnings before income taxes, for the first quarter of fiscal 2003.

Liquidity and Capital Resources

Financial Position The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility discussed below. At May 1, 2004, January 31, 2004 and May 3, 2003, the Company’s working capital was $140,842,000, $135,522,000 and $116,484,000, respectively. The increase in working capital from May 3, 2003 to May 1, 2004 was $24,358,000 and the increase from January 31, 2004 to May 1, 2004 was $5,320,000.

The $24,358,000 increase in working capital from May 3, 2003 to May 1, 2004, consists primarily of: (i) $23,861,000 in earnings; (ii) $2,787,000 from the issuance of common stock through the exercise of stock options; (iii) $8,390,000 from the purchase of the Company’s interests in certain split-dollar life insurance policies; offset by (iv) an investment of $4,103,000 related to the purchase of the Duck Head trademark and related licenses; (v) dividends paid of $1,965,000; and (vi) a $3,637,000 net change in property, plant and equipment.

The $5,320,000 increase in working capital from January 31, 2004 to May 1, 2004, consists primarily of: (i) $8,063,000 in earnings; (ii) $845,000 from the issuance of common stock through the exercise of stock options; partially offset by (iii) $657,000 in dividends paid; and (iv) a $3,345,000 net change in property, plant and equipment.

In May 2001, the Company entered into a five-year, $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. The borrowing base was $172,879,000 at May 1, 2004, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at May 1, 2004 was approximately $98,010,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. In June 2003, the credit facility was amended to permit cash dividends in any fiscal year on the common stock in an amount not to exceed (i) $3,500,000 (but not to exceed $10,000,000 in the aggregate during the remaining term of the credit facility) plus (ii) 50% of the Company’s consolidated net income for the immediately preceding fiscal year. In addition, in June 2003 the lenders agreed to waive any events of default which could be deemed to have occurred by reason of the Court’s decision in the Hilfiger Matter.

At May 1, 2004, January 31, 2004 and May 3, 2003, the Company had (i) no cash borrowings under the credit facility and (ii) letters of credit outstanding not yet reflected in accounts payable of $24,386,000, $28,908,000 and $28,157,000, respectively. There were no cash borrowings at any time during the thirteen weeks ended May 1, 2004 and May 3, 2003. Letters of credit outstanding averaged $35,913,000 during the thirteen weeks ended May 1, 2004, compared with $36,840,000 during the thirteen weeks ended May 3, 2003. The highest balance of letters of credit outstanding during the thirteen weeks ended May 1, 2004, was $43,269,000 in February 2004 compared with $47,428,000 in February 2003 during the thirteen weeks ended May 3, 2003.

Cash Flows Cash used in operating activities was $4,649,000 and $4,972,000 for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. Cash used for increases in inventory during the thirteen weeks ended May 1, 2004 and May 3, 2003, was $36,021,000 and $27,176,000, respectively. Inventories on a per square foot basis were $24.84 and $22.73 at May 1, 2004 and May 3, 2003, respectively, which represents a 9.3% increase on a per square foot basis. While inventory levels were modestly above plan at the end of the first quarter, the inventory increases from the end of the fiscal year and from the end of the first quarter last year were primarily attributable to additional merchandise to support the March 14, 2004 launch of the new Duck Head line and to expand certain other merchandise offerings including assortments for automatically replenished basic merchandise and special size categories. Additionally, as it relates to the comparison at year-end, the balance at the end of the first quarter includes normal seasonal build-ups of inventory. An increase in accounts payable — trade provided cash of $20,287,000 and $9,738,000 in the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively, and was directly related to funding the seasonal and Duck Head inventory buildups.

Cash flows from investing activities reflected a net use of cash of $9,100,000 and $3,663,000 for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. The Company used cash to fund capital expenditures for new, relocated and remodeled stores, as well as for upgrading information technology, and for general corporate purposes for the thirteen weeks ended May 1, 2004.

Cash used in financing activities was $67,000 and $0 for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. In December 2003, the Company announced that its Board of Directors had declared its third consecutive quarterly cash dividend. The cash dividend of $0.02 per share was paid on March 15, 2004, to shareholders of record on February 2, 2004, in the amount of $657,000. Proceeds from the issuance of common stock resulting from the exercise of stock options for the thirteen weeks ended May 1, 2004 and May 3, 2003 were $590,000 and $0, respectively.

Outlook As previously reported, the Company’s sales target for Duck Head products in fiscal 2004 is approximately $75.0 million, with 15% of such amount representing incremental sales after giving effect to the consolidation of underperforming private-label programs and the elimination of duplicate assortments across all merchandising departments. The Company launched its Duck Head line of merchandise on March 14, 2004 and this brand accounted for $13.2 million in sales for the full March and April 2004 period, outperforming expectations. There can be no assurance that the sales target for the year will be reached or exceeded.

The Company opened 3 new stores on May 6, 2004, and expects to open up to between 12 and 17 additional new stores and relocate or remodel up to 9 stores during the remainder of fiscal 2004. Capital expenditures for the remainder of fiscal 2004 are expected to be approximately $41,000,000, primarily related to new and remodeled store costs, the point-of-sale equipment for the entire chain, management information systems, and general corporate purposes. Total capital expenditures for fiscal 2004 are expected to be approximately $50,000,000.

The Company expects that it’s per square foot inventory levels at the end of the second and third quarters of fiscal 2004 will be higher than the same periods last year. The Company is working to achieve its business plan, which calls for year-end inventories on a per square foot basis to be similar to inventory levels at the end of fiscal 2003.

The Company’s primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with anticipated cash flows from operations, including credit terms from vendors and factors, and the borrowings available under the credit facility will be sufficient to meet the Company’s operating and capital expenditure requirements for the foreseeable future.

On March 16, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share to shareholders of record on May 3, 2004, payable on June 15, 2004. The Company anticipates paying regular, quarterly cash dividends in the future, subject to the Company’s earnings, financial condition, capital requirements, general economic and business conditions, and other factors deemed relevant by the Board of Directors. The Company’s credit facility was amended to permit such dividends within certain prescribed limitations, as described above.

Contractual Obligations For a discussion of the Company’s contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004. There have been no significant developments with respect to the Company’s contractual obligations since January 31, 2004.

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

Each fiscal quarter, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, the Company’s Chief Financial Officer and Chief Accounting Officer, the Company carries out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairman and Chief

Executive Officer, along with the Company’s Chief Financial Officer and Chief Accounting Officer, concluded that, as of May 1, 2004, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

During the fiscal quarter ended May 1, 2004, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings - See Note 4 to the Notes to Condensed Consolidated Financial Statements contained herein for a discussion of the Class Action.

Item 2. — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - None

Item 3. — Defaults Upon Senior Securities - None

Item 4. — Submission of Matters to a Vote of Security Holders - None

Item 5. — Other Information - None

Item 6. — Exhibits and Reports on Form 8-K

a)	Exhibits -

10.102	Employment agreement between the registrant and Carmen Monaco, dated February 9, 2004.
15	Accountants’ Awareness Letter
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K: None

GOODY’S FAMILY CLOTHING, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODY’S FAMILY CLOTHING, INC. (Registrant)

Date:	May 19, 2004	/s/ Robert M. Goodfriend

Robert M. Goodfriend Chairman of the Board and Chief Executive Officer

Date:	May 19, 2004	/s/ Edward R. Carlin

Edward R. Carlin Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date:	May 19, 2004	/s/ David G. Peek

David G. Peek Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)