Form 10-Q
period 2004-07-31
GOODYS FAMILY CLOTHING INC /TN
filed 2004-08-19
CIK 879123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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
Common Stock, no par value, 32,975,052 shares outstanding as of August 13, 2004.

Goody’s Family Clothing, Inc.
Index to Form 10-Q
July 31, 2004

Part I — Financial Information:
Item 1 - Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6 - 8
Report of Independent Registered Public Accounting Firm	9
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 14
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	14
Item 4 - Controls and Procedures	14
Part II — Other Information:	15
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. (a) Exhibits
Item 6. (b) Reports on Form 8-K
Signatures	16
EX-15 ACCOUNTANTS' AWARENESS LETTER
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-31.3 SECTION 302 CERTIFICATION OF THE CAO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
EX-32.3 SECTION 906 CERTIFICATION OF THE CAO

PART 1 — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements

Goody’s Family Clothing, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen		Twenty-six
	Weeks Ended		Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Sales	$294,632	$294,039	$597,510	$577,051
Cost of sales and occupancy expenses	206,669	208,096	416,592	405,292

Gross profit	87,963	85,943	180,918	171,759
Selling, general and administrative expenses	86,037	74,862	166,327	157,896

Earnings from operations	1,926	11,081	14,591	13,863
Investment income	206	204	391	381
Interest expense	130	—	131	1

Earnings before income taxes	2,002	11,285	14,851	14,243
Provision for income taxes	746	4,175	5,532	5,270

Net earnings	$1,256	$7,110	$9,319	$8,973

Earnings per common share:
Basic	$0.04	$0.22	$0.28	$0.28

Diluted	$0.04	$0.21	$0.27	$0.27

Cash dividends declared per common share	$0.03	$0.02	$0.05	$0.02

Weighted average common shares outstanding:
Basic	32,961	32,575	32,926	32,565

Diluted	33,893	33,301	33,897	32,998

See accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

Goody’s Family Clothing, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	July 31,	January 31,	August 2,
	2004	2004	2003
	(Unaudited)		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$108,354	$123,033	$92,147
Inventories	240,729	198,726	217,486
Accounts receivable and other current assets	14,364	13,177	14,354

Total current assets	363,447	334,936	323,987
Property and equipment, net	111,627	106,968	106,133
Other assets	5,278	5,437	13,813

Total assets	$480,352	$447,341	$443,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable — trade	$140,911	$119,411	$129,855
Accounts payable — other	12,297	11,999	15,000
Accrued expenses	46,024	46,095	49,592
Current deferred income taxes	23,192	21,909	10,280

Total current liabilities	222,424	199,414	204,727
Long-term liabilities	6,633	6,945	6,670
Deferred income taxes	13,712	12,212	12,801

Total liabilities	242,769	218,571	224,198

Commitments and Contingencies (Note 4)
Shareholders’ Equity
Preferred stock, par value $1.00 per share; Authorized - 2,000,000 shares; issued and outstanding — none
Class B Common stock, no par value; Authorized - 50,000,000 shares; issued and outstanding — none
Common stock, no par value;
Authorized - 50,000,000 shares;
Issued and outstanding — 32,969,952; 32,841,706; and 32,594,158 shares, respectively	35,839	34,697	33,037
Retained earnings	201,744	194,073	186,698

Total shareholders’ equity	237,583	228,770	219,735

Total liabilities and shareholders’ equity	$480,352	$447,341	$443,933

See accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

Goody’s Family Clothing, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Twenty-six Weeks Ended
	July 31,	August 2,
	2004	2003
Cash Flows from Operating Activities
Net earnings	$9,319	$8,973
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,294	10,681
Net loss on asset disposals and write-downs	413	354
Changes in assets and liabilities:
Inventories	(42,003)	(37,463)
Accounts payable — trade	21,500	23,957
Accounts payable — other	298	(9,321)
Income taxes	4,944	5,912
Other assets and liabilities	(3,565)	1,315

Net cash provided by operating activities	2,200	4,408

Cash Flows from Investing Activities
Acquisitions of property and equipment	(16,273)	(8,516)
Acquisition of intangible assets	—	(4,000)
Proceeds from sale of property and equipment	19	31

Net cash used in investing activities	(16,254)	(12,485)

Cash Flows from Financing Activities
Dividends paid to shareholders	(1,316)	—
Proceeds from exercise of stock options	691	194

Net cash (used in) provided by financing activities	(625)	194

Net decrease in cash and cash equivalents	(14,679)	(7,883)
Cash and cash equivalents, beginning of period	123,033	100,030

Cash and cash equivalents, end of period	$108,354	$92,147

Supplemental Disclosures:
Net income tax payments (refunds)	$689	$(23)
Interest payments	1	—

See accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

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

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, expense is recorded in connection with stock options issued under the Directors’ Plan to non-employee directors and this expense has been insignificant. Interim proforma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123,” which requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The following table illustrates the effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation (in thousands, except per share amounts):

	Thirteen		Twenty-six
	Weeks Ended		Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net earnings, as reported	$1,256	$7,110	$9,319	$8,973
Deduct: Total stock-based employee compensation expense determined under fair value based-method for all awards, net of related tax effects	270	170	459	372

Pro forma net earnings	$986	$6,940	$8,860	$8,601

Earnings per common share
Basic — as reported	$0.04	$0.22	$0.28	$0.28
Basic — pro forma	0.03	0.21	0.27	0.26
Diluted — as reported	$0.04	$0.21	$0.27	$0.27
Diluted — pro forma	0.03	0.21	0.26	0.26

Goody’s Family Clothing, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — continued
(Unaudited)

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

(3) Credit arrangements

In May 2001, the Company entered into a five-year, $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. The borrowing base was $184,089,000 at July 31, 2004, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at July 31, 2004 was approximately $86,473,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The Company’s availability did not fall below $25,000,000 during the twenty-six weeks ended July 31, 2004, or August 2, 2003 and therefore the Company was not required to comply with this financial covenant. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. In June 2003, the credit facility was amended to permit cash dividends in any fiscal year on the common stock in an amount not to exceed (i) $3,500,000 (but not to exceed $10,000,000 in the aggregate during the remaining term of the credit facility) plus (ii) 50% of the Company’s consolidated net income for the immediately preceding fiscal year. In June 2003, the lenders agreed to waive any events of default which could be deemed to have occurred by reason of the Court’s decision in the Hilfiger Matter described below. At July 31, 2004, the Company had no borrowings and $25,350,000 in letters of credit (not yet reflected in accounts payable) outstanding under the facility. These letters of credit generally have terms of less than one year and are primarily used to facilitate the purchase of import merchandise.

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

On February 28, 2003, a proposed Consent Decree was filed with the District Court for its preliminary approval. The proposed Consent Decree sets forth the proposed settlement of the class action race discrimination lawsuit. Ultimately, class action certification was sought in the lawsuit only with respect to alleged discrimination in promotion to management positions and the proposed Consent Decree is limited to such claims. Generally, the proposed settlement provides for a payment by the Company in the aggregate amount of $3.2 million to the class members (including the named plaintiffs) and their counsel, as well as the Company’s implementation of certain policies, practices and procedures regarding, among other things, training of employees. The Company’s employer liability insurance underwriter has funded $3.1 million of such payment to a third-party administrator. The proposed Consent Decree explicitly provides that it is not an admission of liability by the Company and the Company continues to deny all of the allegations. On April 30, 2003, the District Court granted preliminary approval of the proposed Consent Decree, and a hearing was held on June 30, 2003, regarding the adequacy and fairness of the proposed settlement. On March 3, 2004, the United States District Court for the Middle District of Georgia issued an Order granting final approval of the Consent Decree. On or about February 23, 2004, a purported class member filed an appeal with the U.S. Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”), alleging, among other things, misconduct on the part of the District Court and the plaintiff’s/appellant’s counsel; the Eleventh Circuit dismissed this appeal on March 5, 2004. On or about March 12, 2004, a Motion to set aside the dismissal was filed with the Eleventh Circuit. On May 28, 2004, the Eleventh Circuit dismissed all appeals regarding this matter. Pursuant to the terms of the March 3, 2004 Order, the District Court will maintain jurisdiction of this matter until July 2006 to monitor the parties’ compliance with the Consent Decree.

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

Other Matters

In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company has various insurance policies in place in the event of unfavorable outcomes from such proceedings. The insurance companies’ level of, and willingness to, support their coverage could vary depending upon the circumstances of each particular case. As such, there can be no assurance as to the level of support available from insurance policies. The Company does not currently believe that the ultimate outcome of all such pending legal proceedings, individually or in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

(5) Intangible Assets

The Company purchased the Duck Head trademarks and four related licenses from TSI Brands Inc., and its parent corporation, Tropical Sportswear Int’l Corporation during the second quarter of fiscal 2003 for $4,000,000, and total acquisition costs were ultimately $4,103,000. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Company performed a valuation of the trademarks during fiscal 2003 and determined that the asset has an indefinite life and no impairment charge was necessary.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Goody’s Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying condensed consolidated balance sheets of Goody’s Family Clothing, Inc. and Subsidiaries (the “Company”) as of July 31, 2004 and August 2, 2003, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003, and of cash flows for the twenty-six week periods ended July 31, 2004 and August 2, 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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
August 18, 2004

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, business plans and estimates and involve material risks and uncertainties including, but not limited to:

(i)	customer demand and trends in the apparel and retail industry;

(ii)	the acceptance of the Company’s merchandise offerings, including the new Duck Head line;

(iii)	the ability to avoid excess promotional pricing;

(iv)	weather conditions;

(v)	the impact of competitors’ pricing and store expansion;

(vi)	the timely availability of branded and private-label merchandise in sufficient quantities to satisfy customer demand;

(vii)	the effectiveness of merchandising, advertising, pricing, and operational strategies;

(viii)	the ability to achieve business plan targets;

(ix)	the ability to enter into leases for new store locations;

(x)	the timing, magnitude and costs of opening new stores;

(xi)	individual store performance, including new stores;

(xii)	relations with vendors, factors and employees;

(xiii)	the general economic conditions within the Company’s markets;

(xiv)	global political unrest, including terrorism and war;

(xv)	the continued availability of adequate credit support from vendors and factors;

(xvi)	the Company’s compliance with loan covenants and the availability of sufficient eligible collateral for borrowing;

(xvii)	the possibility of unanticipated needs for additional capital expenditures;

(xviii)	trends affecting the Company’s financial condition, results of operations or cash flows;

(xiv)	the success of the Company’s information technology systems; and

(xx)	the seasonality of the Company’s business.

Any “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company’s financial results may be found in the Company’s public filings with the Securities and Exchange Commission. Certain of such filings may be accessed through the Company’s web site, http://www.goodysonline.com, then choose “SEC Filings.”

Critical Accounting Policies

The Company’s accompanying interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The critical accounting matters that are very important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in the critical accounting policies during the twenty-six weeks ended July 31, 2004.

Results of Operations

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

	Thirteen		Twenty-six
	Weeks Ended		Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expenses	70.2	70.8	69.7	70.2

Gross profit	29.8	29.2	30.3	29.8
Selling, general and administrative expenses	29.2	25.5	27.9	27.4

Earnings from operations	0.6	3.7	2.4	2.4
Investment income	0.1	0.1	0.1	0.1
Interest expense	—	—	—	—

Earnings before income taxes	0.7	3.8	2.5	2.5
Provision for income taxes	0.3	1.4	0.9	0.9

Net earnings	0.4%	2.4%	1.6%	1.6%

Thirteen Weeks Ended July 31, 2004 Compared with Thirteen Weeks Ended August 2, 2003

Overview During the second quarter of fiscal 2004, the Company opened 5 new stores and remodeled 2 stores, bringing the total number of stores in operation at July 31, 2004 to 345, compared with 332 at August 2, 2003. During the second quarter of fiscal 2003, the Company opened five new stores and relocated or remodeled five stores. Net earnings for the second quarter of fiscal 2004 were $1,256,000, or 0.4% of sales, compared with net earnings for the second quarter of fiscal 2003 of $7,110,000, or 2.4% of sales. Net earnings for the second quarter of fiscal 2003 included a pretax credit of $4,441,000 associated with the Hilfiger Matter and related matters as discussed in Note 4 to the Notes to Consolidated Financial Statements.

Sales Sales for the second quarter of fiscal 2004 were $294,632,000, a 0.2% increase from the $294,039,000 in sales for the second quarter of fiscal 2003. This increase of $593,000 consisted of a $6,817,000 increase in additional net sales from new stores, transition stores and sales from stores that were subsequently closed, offset by a $6,224,000 decrease in comparable store sales. Comparable store sales for the second quarter of fiscal 2004 decreased 2.2% compared with the second quarter of fiscal 2003. Sales for the second quarter of fiscal 2004 were negatively affected by (i) unusually wet weather in June, (ii) a shift in sales tax holidays in four states from the second quarter of fiscal 2003 to the third quarter of fiscal 2004, and (iii) an overbalance of seasonal receipts in the first quarter versus the second quarter of fiscal 2004. Sales of private-label merchandise, which includes the Company’s exclusive Duck Head lines launched March 14, 2004, increased to approximately 32.4% of total merchandise sales for the second quarter of fiscal 2004 from 26.5% of total merchandise sales for the same period in the prior year.

Gross profit Gross profit for the second quarter of fiscal 2004 was $87,963,000, or 29.8% of sales, a $2,020,000 increase from the $85,943,000 in gross profit, or 29.2% of sales, for the second quarter of fiscal 2003. The 0.6% increase in gross profit as a percent of sales in the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003 resulted from an 0.8% increase in merchandise margins, offset by a 0.2% increase in occupancy costs due to the decrease in comparable store sales and the resulting lack of leverage as a percentage of sales. The improvement in gross profit was partially attributable to increased private-label sales, which produce higher gross margins, overall, than the Company’s branded merchandise offerings.

Selling, general and administrative expenses Selling, general and administrative expenses for the second quarter of fiscal 2004 were $86,037,000, or 29.2% of sales, an increase of $11,175,000 from $74,862,000, or 25.5% of sales, for the second quarter of fiscal 2003. Selling, general and administrative expenses increased by 3.7%, as a percent of sales, for the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003. Selling, general and administrative expenses in the second quarter of fiscal 2003, excluding the pretax credit of $4,441,000 related to the previously reported settlements of the Hilfiger litigation, were $79,303,000 or 27.0% of sales. Selling, general and administrative expenses increased by 2.2%, as a percent of sales, for the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003 (excluding the settlements of the Hilfiger litigation in the second quarter of fiscal 2003). The 2.2% increase relates primarily to (i) a 0.5% increase in the provision for health care costs, (ii) a 0.4% increase in workers’ compensation expense, (iii) a 0.3% increase in legal expenses, (iv) a 0.2% increase in professional fees, primarily related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, (v) a 0.2% increase in payroll expense, net of a 0.6% decrease in the accrual of performance bonuses, (vi) a 0.1% increase in depreciation expense, and (vii) a 0.5% increase in all other selling, general and administrative expenses.

Income taxes The provision for income taxes for the second quarter of fiscal 2004 was $746,000, for an effective tax rate of 37.26% of earnings before income taxes, compared with a provision for income taxes of $4,175,000, for an effective tax rate of 37.00% of earnings before income taxes, for the second quarter of fiscal 2003.

Twenty-six Weeks Ended July 31, 2004 Compared with Twenty-six Weeks Ended August 2, 2003

Overview During the twenty-six weeks ended July 31, 2004, the Company opened 10 new stores, relocated 1 store and remodeled 7 stores, bringing the total number of stores in operation at July 31, 2004 to 345, compared with 335 at January 31, 2004 and 332 at August 2, 2003. During the corresponding period of the previous fiscal year, the Company opened 5 new stores, relocated or remodeled 10 stores and closed 1 store. Net earnings for the twenty-six weeks ended July 31, 2004 were $9,319,000, or 1.6% of sales, compared with net earnings for the twenty-six weeks ended August 2, 2003 of $8,973,000, or 1.6% of sales. Net earnings for the twenty-six weeks ended August 2, 2003 included a pretax charge of $3,555,000 related to the previously reported settlements of the Hilfiger Matter and related matters as discussed in Note 4 to the Notes to Consolidated Financial Statements.

Sales Sales for the twenty-six weeks ended July 31, 2004 were $597,510,000, a 3.5% increase from the $577,051,000 in sales for the twenty-six weeks ended August 2, 2003. This increase of $20,459,000 consisted of $15,194,000 in additional net sales from new stores, transition stores and sales from stores that were subsequently closed and $5,265,000 in comparable store sales. Comparable store sales for the twenty-six weeks ended July 31, 2004 increased 0.9% compared with the corresponding period of the previous fiscal year. Sales of private-label merchandise, which includes the Company’s exclusive Duck Head lines launched March 14, 2004, increased to approximately 32.8% of total merchandise sales for the twenty-six weeks ended July 31, 2004, from 29.4% of total merchandise sales for the same period in the prior year.

Gross profit Gross profit for the twenty-six weeks ended July 31, 2004 was $180,918,000, or 30.3% of sales, a $9,159,000 increase from the $171,759,000 in gross profit, or 29.8% of sales, for the twenty-six weeks ended August 2, 2003. The 0.5% increase in gross profit as a percent of sales for the twenty-six weeks ended July 31, 2004 compared with the twenty-six weeks ended August 2, 2003 resulted primarily from an increase in merchandise margins. The improvement in gross profit was partially attributable to increased private-label sales, which produce higher gross margins, overall, than the Company’s branded merchandise offerings.

Selling, general and administrative expenses Selling, general and administrative expenses for the twenty-six weeks ended July 31, 2004 were $166,327,000, or 27.9% of sales, an increase of $8,431,000 from $157,896,000, or 27.4% of sales, for the twenty-six weeks ended August 2, 2003. Selling, general and administrative expenses, excluding the pretax charge of $3,555,000 related to the previously reported settlements of the Hilfiger litigation during the twenty-six weeks ended August 2, 2003, were $154,341,000 or 26.7% of sales. Selling, general and administrative expenses increased by 1.2%, as a percent of sales, for the twenty-six weeks ended July 31, 2004 compared with the twenty-six weeks ended August 2, 2003 (excluding the settlements of the Hilfiger litigation in the second quarter of fiscal 2003). The 1.2% increase relates primarily to (i) a 0.4% increase in the provision for health care costs, (ii) a 0.2% increase in workers’ compensation expense, (iii) a 0.2% increase in legal fees, (iv) a 0.1% increase in professional fees, primarily related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and (v) a 0.5% increase in all other selling, general and administrative expenses, offset by (vi) a 0.2% decrease in payroll expense, net of a 0.4% decrease in the accrual of performance bonuses.

Income taxes The provision for income taxes for the twenty-six weeks ended July 31, 2004 was $5,532,000, for an effective tax rate of 37.25% of earnings before income taxes, compared with a provision for income taxes of $5,270,000, for an effective tax rate of 37.00% of earnings before income taxes, for the twenty-six weeks ended August 2, 2003.

Liquidity and Capital Resources

Financial Position The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility discussed below. At July 31, 2004, January 31, 2004 and August 2, 2003, the Company’s working capital was $141,023,000, $135,522,000 and $119,260,000, respectively. The increase in working capital from August 2, 2003 to July 31, 2004 was $21,763,000 and the increase from January 31, 2004 to July 31, 2004 was $5,501,000.

The $21,763,000 increase in working capital from August 2, 2003 to July 31, 2004, consists primarily of (i) $18,006,000 in earnings, (ii) $8,390,000 from the purchase of the Company’s interests in certain split-dollar life insurance policies, (iii)

$1,933,000 from the issuance of common stock through the exercise of stock options, offset by, (iv) a $5,494,000 net change in property and equipment, and (v) dividends paid of $2,624,000.

The $5,501,000 increase in working capital from January 31, 2004 to July 31, 2004, consists primarily of (i) $9,319,000 in earnings, (ii) $691,000 from the issuance of common stock through the exercise of stock options, partially offset by (iii) a $4,659,000 net change in property, plant and equipment, and (iv) dividends paid of $1,316,000.

In May 2001, the Company entered into a five-year, $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. The borrowing base was $184,089,000 at July 31, 2004, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at July 31, 2004 was approximately $86,473,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. In June 2003, the credit facility was amended to permit cash dividends in any fiscal year on the common stock in an amount not to exceed (i) $3,500,000 (but not to exceed $10,000,000 in the aggregate during the remaining term of the credit facility) plus (ii) 50% of the Company’s consolidated net income for the immediately preceding fiscal year. In June 2003 the lenders agreed to waive any events of default which could be deemed to have occurred by reason of the Court’s decision in the Hilfiger Matter.

At July 31, 2004, January 31, 2004 and August 2, 2003, the Company had (i) no cash borrowings under the credit facility and (ii) letters of credit outstanding not yet reflected in accounts payable of $25,350,000, $28,908,000 and $25,105,000, respectively. There were no cash borrowings at any time during the twenty-six weeks ended July 31, 2004 and August 2, 2003. Letters of credit outstanding averaged $36,923,000 during the twenty-six weeks ended July 31, 2004, compared with $38,497,000 during the twenty-six weeks ended August 2, 2003. The highest balance of letters of credit outstanding during the twenty-six weeks ended July 31, 2004, was $43,473,000 in July 2004 compared with $47,428,000 in February 2003 during the twenty-six weeks ended August 2, 2003.

Cash Flows Cash provided by operating activities was $2,200,000 and $4,408,000 for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. Cash used for increases in inventory during the twenty-six weeks ended July 31, 2004 and August 2, 2003, was $42,003,000 and $37,463,000, respectively. Inventories on a per square foot basis were $25.17 and $23.51 at July 31, 2004 and August 2, 2003, respectively, which represents a 7.1% increase on a per square foot basis. While inventory levels remain above plan at the end of the second quarter, the inventory increases from the end of the fiscal year and from the end of the second quarter last year were primarily attributable to (i) the result of a sales shortfall from plan, (ii) additional merchandise to support the March 14, 2004 launch of the new Duck Head sportswear lines, (iii) the July 2004 introduction of the new Duck Head Jeans Company denim lines, (iv) expand certain other merchandise offerings including assortments for automatically replenished basic merchandise and special size categories, and (v) merchandise for new and relocated stores opening after the end of the second fiscal quarter of 2004. Additionally, as it relates to the comparison with year-end inventory levels, the inventory balance at the end of the second quarter includes normal seasonal build-ups of inventory, as well as inventory for new stores. An increase in accounts payable — trade provided cash of $21,500,000 and $23,957,000 in the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively, and was primarily related to funding the seasonal and Duck Head inventory buildups.

Cash flows from investing activities reflected a net use of cash of $16,254,000 and $12,485,000 for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. The Company used cash to fund capital expenditures for new, relocated and remodeled stores, as well as for upgrading information technology, and for general corporate purposes for the twenty-six weeks ended July 31, 2004.

Cash flows from financing activities used cash of $625,000 for the twenty-six weeks ended July 31, 2004 and provided cash of $194,000 for the twenty-six weeks ended August 2, 2003. The Company paid two quarterly cash dividends of $0.02 per share on March 15, 2004 and June 15, 2004 of $657,000 and $659,000, respectively, for a total of $1,316,000. Proceeds from the issuance of common stock resulting from the exercise of stock options for the twenty-six weeks ended July 31, 2004 and August 2, 2003 were $691,000 and $194,000, respectively.

Outlook As previously reported, the Company’s sales target for Duck Head products in fiscal 2004 is approximately $75.0 million, with 15% of such amount representing incremental sales after giving effect to the consolidation of underperforming private-label programs and the elimination of duplicate assortments across all merchandising departments. The Company launched its Duck Head line of merchandise on March 14, 2004 and this brand accounted for $33.8 million in sales for the fiscal year to date, outperforming expectations. There can be no assurance that the sales target for the year will be reached or exceeded.

The Company opened 5 new stores on August 12, 2004, and expects to open between 5 and 10 additional new stores and relocate or remodel up to 6 existing stores during the remainder of fiscal 2004. Capital expenditures for the remainder of fiscal 2004 are expected to be approximately $25,000,000, primarily related to new and remodeled store costs, the point-of-sale equipment for the entire chain, management information systems, and general corporate purposes. Total capital expenditures for fiscal 2004 are expected to be approximately $41,300,000, down from the previously reported and budgeted $50,000,000.

The Company expects that its per square foot inventory levels at the end of third quarter of fiscal 2004 will be higher than the same period last year. The Company is working to achieve its business plan, which calls for year-end inventories on a per square foot basis to be similar to inventory levels at the end of fiscal 2003.

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

On June 16, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per share to shareholders of record on September 1, 2004, payable on September 15, 2004. The Company anticipates paying regular, quarterly cash dividends in the future, subject to the Company’s earnings, financial condition, capital requirements, general economic and business conditions, and other factors deemed relevant by the Board of Directors. The Company’s credit facility was amended to permit such dividends within certain prescribed limitations, as described above.

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

Item 4 — Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chairman and Chief Executive Officer, and the Company’s Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Each fiscal quarter, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, the Company’s Chief Financial Officer and Chief Accounting Officer, the Company carries out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairman and Chief Executive Officer, along with the Company’s Chief Financial Officer and Chief Accounting Officer, concluded that, as of July 31, 2004, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

During the fiscal quarter ended July 31, 2004, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities - None

Item 3. — Defaults Upon Senior Securities - None

Item 4. — Submission of Matters to a Vote of Security Holders -

The Company held its Annual Meeting of Shareholders (the “Meeting”) on June 16, 2004 at which the following items were submitted to a vote of shareholders:

1.	To elect two directors to serve for terms of three years;

2.	To consider, approve and adopt the Goody’s Family Clothing, Inc. Amended and Restated Short-Term Incentive Plan.

At the Meeting, the following persons were elected as a director of the Company for a three year term expiring at the 2007 Annual Meeting of Shareholders:

Robert M. Goodfriend — 30,242,983 shares of common stock were voted in favor of his election; 1,529,030 shares of common stock were withheld and 1,178,964 shares of common stock were not voted. There were no abstentions or broker non-votes.

Robert F. Koppel — 22,805,238 shares of common stock were voted in favor of his election; 8,966,775 shares of common stock were withheld and 1,178,964 shares of common stock were not voted. There were no abstentions or broker non-votes.

The other directors of the Company are Irwin L. Lowenstein and Cheryl L. Turnbull, whose terms expire at the 2005 Annual Meeting of Shareholders and Samuel J. Furrow, whose term expires at the 2006 Annual Meeting of Shareholders.

At the Meeting, the Goody’s Family Clothing, Inc. Amended and Restated Short-Term Incentive Plan was approved with 26,998,684 shares of common stock voting in favor, 1,352,928 shares of common stock voting against, 155,533 shares of common stock abstaining, and 1,178,964 shares of common stock not voting. There were 3,264,868 broker non-votes.

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

GOODY’S FAMILY CLOTHING, INC. (Registrant)

Date: August 19, 2004	/s/ Robert M. Goodfriend
Robert M. Goodfriend
Chairman of the Board and Chief Executive Officer

Date: August 19, 2004	/s/ Edward R. Carlin
Edward R. Carlin
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date: August 19, 2004	/s/ David G. Peek
David G. Peek
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)