Form 10-Q
period 2004-10-30
GOODYS FAMILY CLOTHING INC /TN
filed 2004-11-17
CIK 879123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
________________

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

Common Stock, no par value, 32,789,119 shares outstanding as of November 12, 2004.

GOODY’S FAMILY CLOTHING, INC.
Index to Form 10-Q
October 30, 2004

PART 1 — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements

Goody’s Family Clothing, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen		Thirty-nine
	Weeks Ended		Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Sales	$284,794	$280,777	$882,304	$857,828
Cost of sales and occupancy expenses	200,975	197,509	617,567	602,801

Gross profit	83,819	83,268	264,737	255,027
Selling, general and administrative expenses	85,390	80,676	251,717	238,571

(Loss) earnings from operations	(1,571)	2,592	13,020	16,456
Investment income	291	127	682	507
Interest expense	2	1	133	2

(Loss) earnings before income taxes	(1,282)	2,718	13,569	16,961
(Benefit) provision for income taxes	(478)	1,006	5,054	6,276

Net (loss) earnings	$(804)	$1,712	$8,515	$10,685

(Loss) earnings per common share:
Basic	$(0.02)	$0.05	$0.26	$0.33

Diluted	$(0.02)	$0.05	$0.25	$0.32

Cash dividends declared per common share	$0.03	$0.02	$0.08	$0.04

Weighted average common shares outstanding:
Basic	32,915	32,740	32,923	32,623

Diluted	32,915	33,649	33,812	33,268

See accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

Goody’s Family Clothing, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	October 30,	January 31,	November 1,
	2004	2004	2003
	(Unaudited)		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$67,016	$123,033	$66,727
Inventories	300,542	198,726	274,853
Accounts receivable and other current assets	22,703	13,177	21,763

Total current assets	390,261	334,936	363,343
Property and equipment, net	114,692	106,968	108,424
Other assets	5,130	5,437	13,901

Total assets	$510,083	$447,341	$485,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable — trade	$170,661	$119,411	$160,775
Accounts payable — other	14,265	11,999	18,622
Accrued expenses	44,887	46,095	50,262
Current deferred income taxes	24,770	21,909	15,010

Total current liabilities	254,583	199,414	244,669
Long-term liabilities	7,405	6,945	6,379
Deferred income taxes	13,871	12,212	12,348

Total liabilities	275,859	218,571	263,396

Commitments and Contingencies (Note 4)
Shareholders’ Equity
Preferred stock, par value $1.00 per share;
Authorized - 2,000,000 shares; issued and outstanding — none
Class B Common stock, no par value;
Authorized - 50,000,000 shares; issued and outstanding — none
Common stock, no par value;
Authorized - 50,000,000 shares;
Issued and outstanding — 32,788,969; 32,841,706; and 32,814,306 shares, respectively	34,269	34,697	34,518
Retained earnings	199,955	194,073	187,754

Total shareholders’ equity	234,224	228,770	222,272

Total liabilities and shareholders’ equity	$510,083	$447,341	$485,668

See accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

Goody’s Family Clothing, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirty-nine Weeks Ended
	October 30,	November 1,
	2004	2003
Cash Flows from Operating Activities
Net earnings	$8,515	$10,685
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	17,030	16,287
Net loss on asset disposals and write-downs	774	287
Changes in assets and liabilities:
Inventories	(101,816)	(94,830)
Accounts payable — trade	51,250	54,877
Accounts payable — other	2,266	(5,699)
Income taxes	6,723	5,767
Other assets and liabilities	(12,181)	(1,085)

Net cash used in operating activities	(27,439)	(13,711)

Cash Flows from Investing Activities
Acquisitions of property and equipment	(25,384)	(16,365)
Acquisition of intangible assets	—	(4,098)
Proceeds from sale of property and equipment	24	215

Net cash used in investing activities	(25,360)	(20,248)

Cash Flows from Financing Activities
Dividends paid to shareholders	(2,305)	(652)
Proceeds from exercise of stock options	934	1,308
Shares repurchased and retired	(1,847)	—

Net cash (used in) provided by financing activities	(3,218)	656

Net decrease in cash and cash equivalents	(56,017)	(33,303)
Cash and cash equivalents, beginning of period	123,033	100,030

Cash and cash equivalents, end of period	$67,016	$66,727

Supplemental Disclosures:
Net income tax payments	$7,209	$1,319
Interest payments	1	1

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

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, expense is recorded in connection with stock options issued under the Directors’ Plan to non-employee directors and this expense has been insignificant. Interim proforma information regarding net (loss) income and (loss) earnings per share is required by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123,” which requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The following table illustrates the effect on net (loss) earnings and (loss) earnings per common share if the Company had applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation (in thousands, except per share amounts):

Goody’s Family Clothing, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — continued
(Unaudited)

	Thirteen		Thirty-nine
	Weeks Ended		Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Net (loss) earnings, as reported	$(804)	$1,712	$8,515	$10,685
Deduct: Total stock-based employee compensation expense determined under fair value based-method for all awards, net of related tax effects	(346)	(165)	(459)	(618)

Pro forma net (loss) earnings	$(1,150)	$1,547	$8,056	$10,067

(Loss) earnings per common share:
Basic — as reported	$(0.02)	$0.05	$0.26	$0.33
Basic — pro forma	(0.03)	0.05	0.24	0.31
Diluted — as reported	$(0.02)	$0.05	$0.25	$0.32
Diluted — pro forma	(0.03)	0.05	0.24	0.30

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

(3) Credit arrangements

In May 2001, the Company entered into a five-year, $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. The borrowing base was $215,414,000 at October 30, 2004, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at October 30, 2004 was approximately $95,092,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The Company’s availability did not fall below $25,000,000 during the thirty-nine weeks ended October 30, 2004, or November 1, 2003 and therefore the Company was not required to comply with this financial covenant. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. In June 2003, the credit facility was amended to permit cash dividends in any fiscal year on the common stock in an amount not to exceed (i) $3,500,000 (but not to exceed $10,000,000 in the aggregate during the remaining term of the credit facility) plus (ii) 50% of the Company’s consolidated net income for the immediately preceding fiscal year. In June 2003, the lenders agreed to waive any events of default which could be deemed to have occurred by reason of the Court’s decision in the Hilfiger Matter described below. At October 30, 2004, the Company had no borrowings outstanding and has $20,699,000 in outstanding letters of credit (not yet reflected in accounts payable) under the facility. These letters of credit generally have terms of less than one year and are primarily used to facilitate the purchase of import merchandise.

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

On February 28, 2003, a proposed Consent Decree was filed with the District Court for its preliminary approval. The proposed Consent Decree sets forth the proposed settlement of the class action race discrimination lawsuit. Ultimately, class action certification was sought in the lawsuit only with respect to alleged discrimination in promotion to management positions and the proposed Consent Decree is limited to such claims. Generally, the proposed settlement provides for a payment by the Company in the aggregate amount of $3.2 million to the class members (including the named plaintiffs) and their counsel, as well as the Company’s implementation of certain policies, practices and procedures regarding, among other things, training of employees. The Company’s employer liability insurance underwriter has funded $3.1 million of such payment to a third-party administrator. The proposed Consent Decree explicitly provides that it is not an admission of liability by the Company and the Company continues to deny all of the allegations. On April 30, 2003, the District Court granted preliminary approval of the proposed Consent Decree, and a hearing was held on June 30, 2003, regarding the adequacy and fairness of the proposed settlement. On March 3, 2004, the United States District Court for the Middle District of Georgia issued an Order granting final approval of the Consent Decree. On or about February 23, 2004, a purported class member filed an appeal with the U.S. Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”), alleging, among other things, misconduct on the part of the District Court and the plaintiff’s/appellant’s counsel; the Eleventh Circuit dismissed this appeal on March 5, 2004. On or about March 12, 2004, a Motion to set aside the dismissal was filed with the Eleventh Circuit. On May 28, 2004, the Eleventh Circuit dismissed all appeals regarding this matter. In August 2004, a purported class member filed a Petition for a Writ of Certiorari with the United States Supreme Court regarding the Eleventh Circuit’s dismissal of all appeals on this matter; the United States Supreme Court is expected to make a ruling on such Petition within six (6) months. Pursuant to the terms of the March 3, 2004 Order, the District Court will maintain jurisdiction of this matter until July 2006 to monitor the parties’ compliance with the Consent Decree.

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

Goody’s Family Clothing, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — continued
(Unaudited)

The Company recorded a pre-tax charge of $7,996,000 during the thirteen weeks ended May 3, 2003, for legal claims and related legal fees in connection with the Hilfiger Matter and related matters.

In June 2003, the Company reached a settlement agreement with Hilfiger, resolving all outstanding issues arising out of the Hilfiger Matter. Under the settlement, the Company agreed to make an $11.0 million cash payment to Hilfiger. The settlement amount also encompassed the settlement of the Sun Matter. In June 2003, the Company also reached an agreement in principle with its insurance carriers regarding the Insurance Matters and a definitive settlement agreement with its insurance carriers was executed in July 2003. The settlement enabled the Company to reverse $4,441,000 ($0.08 per diluted share after taxes) of the pre-tax charge of $7,996,000 ($0.15 per diluted share after taxes) in the second quarter of fiscal 2003.

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
Knoxville, Tennessee:

We have reviewed the accompanying condensed consolidated balance sheets of Goody’s Family Clothing, Inc. and Subsidiaries (the “Company”) as of October 30, 2004 and November 1, 2003, and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003, and of cash flows for the thirty-nine week periods ended October 30, 2004 and November 1, 2003. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP
Atlanta, Georgia
November 17, 2004

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, business plans and estimates and involve material risks and uncertainties including, but not limited to:

(i)	customer demand and trends in the apparel and retail industry;

(ii)	the acceptance of the Company’s merchandise offerings, including the new Duck Head line;

(iii)	the ability to avoid excess promotional pricing;

(iv)	weather conditions;

(v)	the impact of competitors’ pricing and store expansion;

(vi)	the timely availability of branded and private-label merchandise in sufficient quantities to satisfy customer demand;

(vii)	the effectiveness of merchandising, advertising, pricing, and operational strategies;

(viii)	the ability to achieve business plan targets;

(ix)	the ability to enter into leases for new store locations;

(x)	the timing, magnitude and costs of opening new stores;

(xi)	individual store performance, including new stores;

(xii)	relations with vendors, factors and employees;

(xiii)	the general economic conditions within the Company’s markets;

(xiv)	the ability to successfully launch the Company’s e-commerce initiative, including site design, planning, programming, and marketing;

(xv)	global political unrest, including terrorism and war;

(xvi)	the continued availability of adequate credit support from vendors and factors;

(xvii)	the Company’s compliance with loan covenants and the availability of sufficient eligible collateral for borrowing;

(xviii)	the possibility of unanticipated needs for additional capital expenditures;

(xix)	trends affecting the Company’s financial condition, results of operations or cash flows;

(xx)	the success of the Company’s information technology systems; and

(xxi)	the seasonality of the Company’s business.

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

Critical Accounting Policies

The Company’s accompanying interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets, and liabilities reported. The critical accounting matters that are very important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in the critical accounting policies during the thirty-nine weeks ended October 30, 2004.

Results of Operations

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

	Thirteen		Thirty-nine
	Weeks Ended		Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expenses	70.6	70.3	70.0	70.3

Gross profit	29.4	29.7	30.0	29.7
Selling, general and administrative expenses	30.0	28.8	28.5	27.8

(Loss) earnings from operations	(0.6)	0.9	1.5	1.9
Investment income	0.1	—	0.1	0.1
Interest expense	—	—	—	—

(Loss) earnings before income taxes	(0.5)	0.9	1.6	2.0
(Benefit) provision for income taxes	(0.2)	0.3	0.6	0.7

Net (loss) earnings	(0.3)%	0.6%	1.0%	1.3%

Thirteen Weeks Ended October 30, 2004 Compared with Thirteen Weeks Ended November 1, 2003

Overview During the third quarter of fiscal 2004, the Company opened 7 new stores, relocated 1 store and remodeled 1 store, bringing the total number of stores in operation at October 30, 2004 to 352, compared with 332 at November 1, 2003. During the third quarter of fiscal 2003, the Company opened two new stores, remodeled three stores and closed two stores. The Company incurred a net loss for the third quarter of fiscal 2004 of $804,000, or 0.3% of sales, compared with net earnings for the third quarter of fiscal 2003 of $1,712,000, or 0.6% of sales.

Sales Sales for the third quarter of fiscal 2004 were $284,794,000, a 1.4% increase from the $280,777,000 in sales for the third quarter of fiscal 2003. The increase of $4,017,000 consisted of an $11,501,000 increase in additional net sales from new stores, transition stores and sales from stores that were subsequently closed, offset by a $7,484,000 decrease in comparable store sales. Comparable store sales for the third quarter of fiscal 2004 decreased 2.7% compared with the third quarter of fiscal 2003. Sales for the third quarter of fiscal 2004 were negatively affected, in part, by (i) unseasonably warm weather patterns during portions of the quarter, and (ii) the effects of three major hurricanes which impacted approximately 240 of the Company’s stores in September. Sales of private-label merchandise, which includes the Company’s exclusive Duck Head lines launched March 14, 2004, increased to approximately 30.7% of total merchandise sales for the third quarter of fiscal 2004 from 24.5% of total merchandise sales for the same period in the prior year.

Gross profit Gross profit for the third quarter of fiscal 2004 was $83,819,000 or 29.4% of sales, a $551,000 increase from the $83,268,000 in gross profit, or 29.7% of sales, for the third quarter of fiscal 2003. While merchandise margins in the third quarter of fiscal 2004 approximated those for the third quarter of fiscal 2003, occupancy costs increased 0.3% due largely to the decrease in comparable store sales and the resulting lack of leverage as a percentage of sales.

Selling, general and administrative expenses Selling, general and administrative expenses for the third quarter of fiscal 2004 were $85,390,000, or 30.0% of sales, an increase of $4,714,000 from $80,676,000, or 28.8% of sales, for the third quarter of fiscal 2003. Selling, general and administrative expenses increased by 1.2%, as a percent of sales, for the third quarter of fiscal 2004 compared with the third quarter of fiscal 2003. The increase relates primarily to (i) a 0.5% increase in payroll expense, (ii) a 0.4% increase in the provision for health care costs, (iii) a 0.4% increase in advertising expenses, (iv) a 0.2% increase in workers’ compensation expense, (v) a 0.2% increase in trucking expense primarily related to rate increases, including fuel surcharges, and (vi) a 0.3% increase in all other selling, general and administrative expenses, offset by (vii) a 0.5% decrease in the accrual of performance bonuses, and (viii) a 0.3% decrease in general liability insurance expense.

Income taxes The benefit for income taxes for the third quarter of fiscal 2004 was $478,000, for an effective tax rate of 37.29% of loss before income taxes, compared with a provision for income taxes of $1,006,000, for an effective tax rate of 37.01% of earnings before income taxes, for the third quarter of fiscal 2003.

Thirty-nine Weeks Ended October 30, 2004 Compared with Thirty-nine Weeks Ended November 1, 2003

Overview During the thirty-nine weeks ended October 30, 2004, the Company opened 17 new stores, relocated 2 stores and remodeled 8 stores, bringing the total number of stores in operation at October 30, 2004 to 352, compared with 335 at January 31, 2004 and 332 at November 1, 2003. During the corresponding period of the previous fiscal year, the Company opened 7 new stores, relocated or remodeled 13 stores and closed 3 stores. Net earnings for the thirty-nine weeks ended October 30, 2004 were $8,515,000, or 1.0% of sales, compared with net earnings for the thirty-nine weeks ended November 1, 2003 of $10,685,000, or 1.3% of sales. Net earnings for the thirty-nine weeks ended November 1, 2003 included a pre-tax charge of $3,571,000 related to the previously reported settlements of the Hilfiger Matter and related matters as discussed in Note 4 to the Notes to Consolidated Financial Statements.

Sales Sales for the thirty-nine weeks ended October 30, 2004 were $882,304,000, a 2.9% increase from the $857,828,000 in sales for the thirty-nine weeks ended November 1, 2003. This increase of $24,476,000 consisted of $26,694,000 in additional net sales from new stores, transition stores and sales from stores that were subsequently closed, offset by a decrease of $2,218,000 in comparable store sales. Comparable store sales for the thirty-nine weeks ended October 30, 2004 decreased 0.3% compared with the corresponding period of the previous fiscal year. Sales of private-label merchandise, which includes the Company’s exclusive Duck Head lines launched March 14, 2004, increased to approximately 32.5% of total merchandise sales for the thirty-nine weeks ended October 30, 2004, from 28.1% of total merchandise sales for the same period in the prior year.

Gross profit Gross profit for the thirty-nine weeks ended October 30, 2004 was $264,737,000, or 30.0% of sales, a $9,710,000 increase from the $255,027,000 in gross profit, or 29.7% of sales, for the thirty-nine weeks ended November 1, 2003. The 0.3% increase in gross profit, as a percent of sales, for the thirty-nine weeks ended October 30, 2004 compared with the thirty-nine weeks ended November 1, 2003 resulted primarily from an increase in merchandise margins. The improvement in gross profit was partially attributable to increased private-label sales, which typically produce higher gross margins, overall, than the Company’s branded merchandise offerings.

Selling, general and administrative expenses Selling, general and administrative expenses for the thirty-nine weeks ended October 30, 2004 were $251,717,000, or 28.5% of sales, an increase of $13,146,000 from $238,571,000, or 27.8% of sales, for the thirty-nine weeks ended November 1, 2003. Selling, general and administrative expenses, excluding the pre-tax charge of $3,571,000 related to the previously reported settlements of the Hilfiger litigation during the thirty-nine weeks ended November 1, 2003, were $235,000,000 or 27.4% of sales. Selling, general and administrative expenses increased by 1.1%, as a percent of sales, for the thirty-nine weeks ended October 30, 2004 compared with the thirty-nine weeks ended November 1, 2003 (excluding the settlements of the Hilfiger litigation in the second quarter of fiscal 2003). The 1.1% increase relates primarily to (i) a 0.4% increase in the provision for health care costs, (ii) a 0.3% increase in payroll expense, (iii) a 0.2% increase in workers’ compensation expense, (iv) a 0.2% increase in advertising expenses, and (v) a 0.4% increase in all other selling, general and administrative expenses, offset by (vi) a decrease of 0.4% in the accrual of performance bonuses.

Income taxes The provision for income taxes for the thirty-nine weeks ended October 30, 2004 was $5,054,000, for an effective tax rate of 37.25% of earnings before income taxes, compared with a provision for income taxes of $6,276,000, for an effective tax rate of 37.00% of earnings before income taxes, for the thirty-nine weeks ended November 1, 2003.

Liquidity and Capital Resources

Financial Position The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility discussed below. At October 30, 2004, January 31, 2004 and November 1, 2003, the Company’s working capital was $135,678,000, $135,522,000 and $118,674,000, respectively. The increase in working capital from November 1, 2003 to October 30, 2004 was $17,004,000 and the increase from January 31, 2004 to October 30, 2004 was $156,000.

The $17,004,000 increase in working capital from November 1, 2003 to October 30, 2004, consists primarily of (i) $15,490,000 in earnings, (ii) $8,390,000 from the purchase of the Company’s interests in certain split-dollar life insurance policies in the fourth quarter of fiscal 2003, (iii) $1,062,000 from the issuance of common stock through the exercise of stock options, (iv) increases in long-term liabilities of $2,549,000, offset by (v) a $6,268,000 net change in property and equipment, (vi) dividends paid of $2,961,000, and (vii) repurchases of common stock of $1,847,000.

The $156,000 increase in working capital from January 31, 2004 to October 30, 2004, consists primarily of (i) $8,515,000 in earnings, (ii) $934,000 from the issuance of common stock through the exercise of stock options, (iii) increases in long-term liabilities of $2,119,000, partially offset by (iv) a $7,724,000 net change in property, plant and equipment, (v) dividends paid of $2,305,000, and (vi) repurchases of common stock of $1,847,000.

In May 2001, the Company entered into a five-year, $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. The borrowing base was $215,414,000 at October 30, 2004, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at October 30, 2004 was approximately $95,092,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. In June 2003, the credit facility was amended to permit cash dividends in any fiscal year on the common stock in an amount not to exceed (i) $3,500,000 (but not to exceed $10,000,000 in the aggregate during the remaining term of the credit facility) plus (ii) 50% of the Company’s consolidated net income for the immediately preceding fiscal year. In June 2003 the lenders agreed to waive any events of default which could be deemed to have occurred by reason of the Court’s decision in the Hilfiger Matter.

At October 30, 2004, January 31, 2004 and November 1, 2003, the Company had (i) no cash borrowings under the credit facility and (ii) letters of credit outstanding not yet reflected in accounts payable of $20,699,000, $28,908,000 and $22,741,000, respectively. There were no cash borrowings at any time during the thirty-nine weeks ended October 30, 2004 and November 1, 2003. Letters of credit outstanding averaged $37,750,000 during the thirty-nine weeks ended October 30, 2004, compared with $36,586,000 during the thirty-nine weeks ended November 1, 2003. The highest balance of letters of credit outstanding during the thirty-nine weeks ended October 30, 2004, was $44,632,000 in August 2004 compared with $47,428,000 in February 2003 during the thirty-nine weeks ended November 1, 2003.

Cash Flows Cash used in operating activities was $27,439,000 and $13,711,000 for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. Cash used for increases in inventory during the thirty-nine weeks ended October 30, 2004 and November 1, 2003, was $101,816,000 and $94,830,000, respectively. Inventories on a per square foot basis were $30.80 and $29.72 at October 30, 2004 and November 1, 2003, respectively, which represents a 3.6% increase on a per square foot basis. While inventory levels remain above plan at the end of the third quarter, the inventory increases from the end of the fiscal year and from the end of the third quarter last year were primarily attributable to (i) a sales shortfall from plan, (ii) the purchase of additional merchandise to support the March 14, 2004 launch of the new Duck Head sportswear lines, (iii) the July 2004 introduction of the new Duck Head Jeans Company denim lines, (iv) the expansion of certain other merchandise offerings including assortments for automatically replenished basic merchandise and special size categories, and (v) merchandise for new and relocated stores opening after the end of the third fiscal quarter of 2004. Additionally, as it relates to the comparison with year-end inventory levels, the inventory balance at the end of the third quarter includes normal seasonal build-ups of inventory, as well as inventory for new stores. An increase in accounts payable - trade provided cash of $51,250,000 and $54,877,000 in the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively, and was primarily related to the funding of inventory for new and relocated stores and normal seasonal and Duck Head inventory buildups.

Cash flows from investing activities reflected a net use of cash of $25,360,000 and $20,248,000 for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. The Company used cash to fund capital expenditures for new, relocated and remodeled stores, as well as for upgrading information technology, and for general corporate purposes for the thirty-nine weeks ended October 30, 2004.

Cash flows from financing activities used cash of $3,218,000 for the thirty-nine weeks ended October 30, 2004 and provided cash of $656,000 for the thirty-nine weeks ended November 1, 2003. The Company paid two quarterly cash dividends of $0.02 per share on March 15, 2004 and June 15, 2004 of $657,000 and $659,000, respectively, and one quarterly cash dividend of $0.03 per share on September 15, 2004 of $989,000, for a total of $2,305,000. The Company repurchased $1,847,000 of its common stock during the thirty-nine weeks ended October 30, 2004. Proceeds from the issuance of common stock resulting from the exercise of stock options for the thirty-nine weeks ended October 30, 2004 and November 1, 2003 were $934,000 and $1,308,000, respectively.

Outlook As previously reported, the Company’s sales target for Duck Head products in fiscal 2004 was approximately $75.0 million, with 15% of such amount representing incremental sales after giving effect to the consolidation of underperforming private-label programs and the elimination of duplicate assortments across all merchandising departments. Fiscal year to date, Duck Head sales were $60.1 million, outperforming expectations and the Company estimates Duck Head sales to be between $85.0 million and $90.0 million for the full fiscal year. Fiscal year to date, private-label sales, including Duck Head products, as a percentage of total merchandise sales, increased to 32.5% from 28.1% for the same period in the prior year. The increase in private-label sales was more than offset, however, by a decrease in sales in all other merchandising departments. Nonetheless, the Company is encouraged by the favorable consumer response to its exclusive Duck Head brand offerings, which it believes is fast becoming a destination brand for its customers. Furthermore, the Company believes it should benefit from the higher margins generally associated with private-label merchandise.

The Company opened 3 new stores and relocated 1 store on November 4, 2004, and expects to open 4 additional new stores and relocate 2 existing stores on November 18, 2004, which will conclude the Company’s new store opening schedule for fiscal 2004. Capital expenditures for the remainder of fiscal 2004 are expected to be approximately $11,000,000, primarily related to new and relocated store costs, management information systems, and general corporate purposes. Total capital expenditures for fiscal 2004 are expected to be approximately $36,400,000, down from the previously reported $41,300,000.

For fiscal 2005, the Company anticipates that it will open approximately 35 new stores, and relocate or remodel up to 15 existing stores. Capital expenditures for fiscal 2005 are anticipated to be in the range of $45,000,000 to $48,500,000.

The Company is working to achieve, on a per square foot basis, inventory levels at the end of fiscal 2004 that are similar to those at the end of fiscal 2003.

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

On October 13, 2004, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per share to shareholders of record on December 1, 2004, payable on December 15, 2004. The Company anticipates paying regular, quarterly cash dividends in the future, subject to the Company’s earnings, financial condition, capital requirements, general economic and business conditions, and other factors deemed relevant by the Board of Directors. The Company’s credit facility was amended to permit such dividends within certain prescribed limitations, as described above.

On June 17, 2004, the Company announced the appointment of a Vice President of E-commerce to lead the development of the Company’s e-commerce initiative, including the site design, planning, programming, and marketing. The Company now expects to begin selling merchandise online during the first half of fiscal 2005.

Contractual Obligations For a discussion of the Company’s contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the fiscal year ended January 31, 2004. There have been no significant developments with respect to the Company’s contractual obligations since January 31, 2004.

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

Each fiscal quarter, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, the Company’s Chief Financial Officer and Chief Accounting Officer, the Company carries out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairman and Chief Executive Officer, along with the Company’s Chief Financial Officer and Chief Accounting Officer, concluded that, as of October 30, 2004, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

During the fiscal quarter ended October 30, 2004, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings - See Note 4 to the Notes to Condensed Consolidated Financial Statements contained herein for a discussion of the Class Action.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds - The following table provides information with respect to purchases the Company made of its common stock during the third quarter of fiscal 2004:

			(c) Total Number of	(d) Maximum Dollar
			Shares Purchased as	Value of Shares that
	(a) Total Number		Part of Publicly	May Yet Be Purchased
	of Shares	(b) Average Price Paid per	Announced Plans or	Under the Plans or
Fiscal Period	Purchased	Share	Programs (1)	Programs (1)
August 2004 (August 1, 2004 to August 28, 2004)	0	N/A	1,118,300	$12,561,523
September 2004 (August 29, 2004 to October 2, 2004)	103,000	$8.31	1,221,300	$11,705,705
October 2004 (October 3, 2004 to October 30, 2004)	121,100	$8.18	1,342,400	$10,714,632
Total	224,100	$8.24	1,342,400	$10,714,632

(1) In June 1999, the Board of Directors authorized $20 million of share repurchases, with no expiration date.

Item 3. — Defaults Upon Senior Securities - None

Item 4. — Submission of Matters to a Vote of Security Holders - None

Item 5. — Other Information - None

Item 6. — Exhibits

10.103	Employment agreement between the registrant and Devin Keil, dated July 12, 2004.

15	Accountants’ Awareness Letter.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

GOODY’S FAMILY CLOTHING, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODY’S FAMILY CLOTHING, INC. (Registrant)
Date: November 17, 2004	/s/ Robert M. Goodfriend
Robert M. Goodfriend
Chairman of the Board and Chief Executive Officer

Date: November 17, 2004	/s/ Edward R. Carlin
Edward R. Carlin
Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date: November 17, 2004	/s/ David G. Peek
David G. Peek
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)