Form 10-K
period 2005-01-29
GOODYS FAMILY CLOTHING INC /TN
filed 2005-04-15
CIK 879123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 0-19526
GOODY’S FAMILY CLOTHING, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-0793974
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

400 Goody’s Lane, Knoxville,Tennessee	37922
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (865) 966-2000
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑    No ☐
    The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on The NASDAQ National Market on July 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $172,730,499. For purposes of this response, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of its Common Stock are the affiliates of the registrant.
    Number of shares of Common Stock outstanding as of March 31, 2005: 32,936,519
DOCUMENTS INCORPORATED BY REFERENCE
    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K shall be incorporated from the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders currently scheduled to be held on June 15, 2005.

     Unless the context otherwise indicates, all references in this Form 10-K to the “Company” or “Goody’s” refer to Goody’s Family Clothing, Inc., a Tennessee corporation, and its subsidiaries. The Company’s fiscal year ends on the Saturday nearest the last day of January. The terms “fiscal 2010,” “fiscal 2009,” “fiscal 2008,” “fiscal 2007,” “fiscal 2006,” “fiscal 2005,” “fiscal 2004,” “fiscal 2003,” “fiscal 2002,” “fiscal 2001,” and “fiscal 2000,” refer to the Company’s fiscal years ending or ended on January 29, 2011 (52 weeks), January 30, 2010 (52 weeks), January 31, 2009 (52 weeks), February 2, 2008 (52 weeks), February 3, 2007 (53 weeks), January 28, 2006 (52 weeks), January 29, 2005 (52 weeks), January 31, 2004 (52 weeks), February 1, 2003 (52 weeks), February 2, 2002 (52 weeks), and February 3, 2001 (53 weeks), respectively.
FORWARD-LOOKING STATEMENTS
      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Management has endeavored in its communications and in this Form 10-K to highlight the trends and factors that might have an impact on the Company and the industry in which it competes. Any “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue,” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s plans and current analysis of the Company, its business and the industry as a whole. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

(i)	customer demand and trends in the apparel and retail industry and to the acceptance of the Company’s merchandise offerings;
(ii)	the ability to reverse the negative trend in comparable-store sales;
(iii)	weather conditions;
(iv)	the effectiveness of advertising and promotional events;
(v)	the effectiveness of merchandising, advertising, pricing, and operational strategies;
(vi)	the ability to achieve business plan targets;
(vii)	the timely availability of branded and private-label merchandise in sufficient quantities to satisfy customer demand;
(viii)	the ability to achieve business plans for the Duck Head line, which call for continued growth;
(ix)	the impact of competitors’ pricing and store expansion;
(x)	individual store performance, including new stores;
(xi)	the ability to enter into leases for new store locations;
(xii)	the timing, magnitude and costs of opening new stores;
(xiii)	growth of the Company’s store base;
(xiv)	relations with vendors, factors and employees;
(xv)	the general economic conditions within the Company’s markets;
(xvi)	global political unrest, including terrorism and war;
(xvii)	the continued availability of adequate credit support from vendors and factors;
(xviii)	the Company’s compliance with loan covenants and the availability of sufficient eligible collateral for borrowing;
(xix)	the unanticipated needs for additional capital expenditures;
(xx)	trends affecting the Company’s financial position, results of operations or cash flows;
(xxi)	the success of the Company’s information technology systems;
(xxii)	the seasonality of the Company’s business;
(xxiii)	the ability to control shrinkage;
(xxiv)	the success of the Company’s e-commerce initiative; and
(xxv)	the outcome of pending litigation.
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
General
      Goody’s is a retailer of moderately priced family apparel with 357 stores in 20 states as of January 29, 2005. The Company primarily locates its stores in small to midsized markets in the Southeast, Midwest and Southwest regions of the United States that have demographic characteristics consistent with its targeted customer. All of Goody’s stores are leased, average approximately 27,700 gross square feet, and are generally located in strip shopping centers. The Company manages its core functions, such as purchasing, pricing, marketing and advertising, distribution, planning and allocation, real estate, finance, and information systems, from its centrally located corporate office in Knoxville, Tennessee. The Company has two distribution centers, one each in Knoxville, Tennessee, and Russellville, Arkansas.
      The Company’s objective is to be a leading retailer of apparel for the entire family in each of the markets it serves. In keeping with this objective, Goody’s offers a broad selection of current-season, nationally recognized brands for brand-conscious shoppers, as well as exclusive brands for those shoppers who seek quality apparel at value prices.
      The address of the Company’s web site is www.goodysonline.com. The Company makes available, free of charge, through its web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the United States Securities and Exchange Commission (the “SEC”). Such filings may be accessed through the Company’s web site, www.goodysonline.com, then choose “SEC Filings.”
Competitive Strategy
      The Company’s operating strategies continually evolve to keep pace with the competitive demands of an ever-changing retail environment. However, the central elements of the Company’s core business strategy remain essentially the same and include the following:

•	Appeal to Value-Conscious Customers. Goody’s tries to appeal to value-conscious customers by offering current-season, trend-right, nationally recognized and exclusive-brand merchandise at value prices.

•	Offer a Broad Range of Merchandise for the Entire Family. The Company provides a wide selection of merchandise designed to satisfy the casual and career apparel needs of the entire family. The Company believes that providing one-stop shopping for customers in convenient and accessible locations gives it an advantage over many of its competitors.

•	Emphasize Current-Season, Nationally Recognized Brands. The Company is committed to maintaining a strong line-up of nationally recognized brands including: Adidas, Alfred Dunner, Anxiety, Arden Fragrances (that include Calvin Klein, Nautica, Obsession, Paul Sebastian, and White Diamonds), Avia, Baby Togs, Baltex, Beach Native, Briggs, Burnes of Boston, Calico Sport, Carter’s, Cathy Daniels, Connected, Connie, Deer Stags, Diba East, Dockers, Dorby, Erika, GBX, Giorgio Brutini, Grasshoppers, Hanes, JNCO, Keds, Lee, L.E.I., Levi’s, Life Stride, Manhattan Beachwear, Mootsies Tootsies, Mudd, Munsingwear, My Michelle, New Balance, Nike, Norton McNaughton, On Que, Playtex, Reebok, Requirements, Riveria, Rosetti, Sag Harbor, Self Esteem, Skechers, U.S. Polo, Union Bay, and Zana-DI, among others.

•	Strategically Use Private-Label Programs. The Company’s private-label programs utilize exclusive brands that are designed to offer shoppers quality products at exceptional value and generate higher gross margins. The Company’s exclusive brands currently include: Duck Head, Goodclothes and Mountain Lake for women; Duck Head, Ivy Crew, OCI and RMG Chairman’s Collection for men; Baby Crew, Duck Head, and Good Kidz for children; and Duck Head Jeans Company (DHJC) for the entire family.

•	Focus on Small to Midsized Markets. The Company generally locates its stores in small to midsized markets that have demographic characteristics consistent with its targeted value-conscious customer. While the Company operates in selected larger metropolitan markets, smaller market areas offer certain strategic advantages, including increased opportunities for expansion, lower rent and occupancy costs, lower advertising costs, and fewer competitors.

•	Provide Strong Marketing and Advertising. The Company believes that communicating frequently with customers is the key to maintaining traffic flow in its stores and creating loyalty within its customer base. The Company’s marketing and advertising messages aim to brand Goody’s as a destination store for key categories of first-quality, value-priced family apparel. Goody’s advertises predominantly in local newspapers and reinforces its print message with television and/or radio campaigns aired on a consistent basis to support strategically timed promotional events and maintain top-of-mind awareness.

•	Shopper-Friendly Store Environment. The Company endeavors to provide easy-to-read in-store signage, clear and understandable pricing, wide and easy-to-shop aisles, functional and space-efficient fixturing, efficient check-out counters, and easy-to-locate customer service areas to enhance the customer’s shopping experience.
Expansion Strategy
      The Company opened 24 stores, relocated or remodeled 13 existing stores and closed 2 stores during fiscal 2004. During fiscal 2005, the Company expects to increase its new store openings to approximately 35 stores and relocate or remodel approximately 15 existing stores. The majority of the fiscal 2005 planned new stores are expected to be located in small to midsized markets ranging from 20,000 to 50,000 square feet, with an average square footage of approximately 26,100 square feet. The Company expects to resume its historical strategy of increasing its store base by approximately 10% each year primarily in small to midsized markets.
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
      The following table provides information regarding the number of stores in operation, new stores opened, stores closed, and stores relocated or remodeled during the years indicated:

	Fiscal Year

	2004	2003	2002	2001	2000

Stores open, beginning of year	335	328	332	317	287
New stores opened during the year	24	10	2	18	32
Stores closed during the year	(2)	(3)	(6)	(3)	(2)

Stores open, end of year	357	335	328	332	317

Stores relocated or remodeled during the year	13	14	7	12	13

      The Company’s 328 stores open at the end of fiscal 2002 included 1 store in Charlottesville, Virginia, that temporarily closed due to smoke damage on January 15, 2003, and reopened on March 6, 2003.
Merchandising Strategy
      The Company’s merchandising strategy has been developed to appeal to its value-conscious customers by offering a broad selection of current-season, trend-right, nationally recognized, and exclusive-brand merchandise at value prices. The Company continually develops and refines its merchandising strategy in an attempt to satisfy the preferences of its target customers. The Company competes with: (i) department stores by offering nationally recognized, brand-name quality apparel at value prices; (ii) specialty stores by offering apparel for the entire family; (iii) off-price apparel stores by offering a wide selection of current-season merchandise at competitive prices; and (iv) discount stores by offering nationally recognized, brand-name merchandise generally unavailable to discount retailers. While nationally recognized, brand-name merchandise remains the cornerstone of its merchandising strategy, the Company continues to invest in the development of its exclusive brands and private-label merchandise that offers customers quality merchandise at value prices. The Company’s private-label sales accounted for approximately 32%, 27% and 28% of total sales in fiscal 2004, 2003 and 2002, respectively. In addition, the Company introduced two new exclusive brands in early fiscal 2005 — Pierre Cardin for women and Hawaiian Tropic apparel for men and women.

      The Company opened its e-commerce store through its website on February 25, 2005, on a limited basis and grand opened its e-commerce site on March 8, 2005. The Company is offering selected, popular merchandise on this site as an alternative to customers who want to shop in the comfort of their home. The Company accepts credit cards, checks and gift cards as forms of tender for on-line purchases. Order fulfillment is accomplished through six of its store locations strategically placed in certain geographic areas within its current store base.
      The Company purchased the Duck Head trademarks and four related licenses from TSI Brands Inc., and its parent corporation, Tropical Sportswear Int’l Corporation, during fiscal 2003 for $4,000,000 plus related costs. The Company believes this is an important trademark, given its rich history and recognition in the Southeast region of the United States. The Company introduced exclusive sportswear merchandise bearing the Duck Head trademarks in the men’s, misses and children’s divisions in March 2004. In the summer of 2004, the junior’s division was added to the Duck Head sportswear line and the Duck Head Jeans Company denim line was introduced for the whole family. Duck Head merchandise sales exceeded $97 million in fiscal 2004 and are targeted to reach $135 million in fiscal 2005 with the growth of the sportswear merchandise, as well as additions of accessories and gift items and having a full year of selling sportswear and denim lines. Brand marketing in 2005 for Duck Head will continue to include separate television advertisements, highlights in newspaper inserts and a dedicated informational website describing the extensive selection in the Duck Head line. The Company will also support the Duck Head brand with in-store signage and promotional activities.
      A typical Goody’s store has five divisions that include women’s (junior’s, misses, petite, plus size, intimate apparel, swimwear, outerwear, and accessories), men’s (sportswear, activewear, young men’s, and men’s furnishings), children’s (infants and toddlers, boys and girls), shoes (women’s, men’s, children, and athletic), and other (tuxedo rentals and service fees). The Company’s stores carry an average of approximately 15,600 different styles of merchandise that are electronically tracked (including by color and size, where appropriate) in order to provide timely and accurate selling data to management.
Merchandising Divisions
      Women’s. The most comprehensive merchandise selection offered by the Company is in the women’s division, which contributed 62.0% of total sales in fiscal 2004. The women’s division emphasizes casual and career fashions, denim, dresses, and accessories and includes misses, junior’s, petite and plus sizes, intimate apparel, swimwear, outerwear and accessories. Misses’ merchandise lines include popular brand names such as Adidas, Alfred Dunner, Briggs, Cathy Daniels, Dockers, Erika, Lee, Levi’s, Nike, Norton McNaughton, On Que, Requirements, and Sag Harbor, as well as the Company’s current exclusive brands, Duck Head, Duck Head Jeans Company (DHJC), Goodclothes, and Mountain Lake. Juniors’ merchandise lines include nationally recognized brand names such as Anxiety, L.E.I., Levi’s, Mudd, My Michelle, Self Esteem, and Union Bay. Fashion dresses are also an important part of Goody’s overall women’s product lines and feature popular brand names such as Connected, Dorby, My Michelle, and Sag Harbor. Nationally recognized, brand-name intimate apparel offered by the women’s division includes products from Hanes and Playtex. Swimwear features labels such as Beach Native, Baltex, L.E.I., Manhattan Beachwear, and Mudd. Nationally recognized brands featured in accessories include Arden Fragrances (that include Calvin Klein, Nautica, Obsession, Paul Sebastian, and White Diamonds), Burnes of Boston, L.E.I., Mudd, Playtex, Riveria, and Rosetti.
      Men’s. The men’s division contributed 21.2% of total sales in fiscal 2004 and consists of sportswear, activewear, denim, young men’s, and men’s furnishings departments. The men’s division features nationally recognized, brand-name merchandise and includes Adidas, Dockers, JNCO, Lee, Levi’s, Munsingwear, Nike, U.S. Polo, and Union Bay. The Company’s current exclusive brands for men are Duck Head, DHJC, Ivy Crew, OCI and RMG Chairman’s Collection.

      Children’s. The children’s division contributed 10.3% of total sales in fiscal 2004 and offers durable apparel for children of all ages including infants and toddlers, and boys and girls. Nationally recognized brands for children offered by the children’s division include Adidas, Baby Togs, Carter’s, Lee, L.E.I., Levi’s, Mudd, My Michelle, Nike, U.S. Polo, Union Bay, and Zana-DI. The Company’s current exclusive brands for children are Baby Crew, Duck Head, DHJC, Good Kidz, and OCI.
      Shoes. The Company operates its own shoe departments, which contributed 5.8% of total sales in fiscal 2004. At the end of fiscal 2004, 355 stores had shoe departments; and the Company expects that all new and relocated stores in fiscal 2005 will have shoe departments. The shoe departments offer nationally recognized brands such as Adidas, Avia, Calico Sport, Connie, Deer Stags, Diba East, Dockers, GBX, Giorgio Brutini, Grasshoppers, Keds, L.E.I., Life Stride, Mootsies Tootsies, Mudd, New Balance, Nike, Reebok, Self Esteem, Skechers, and U.S. Polo.
      Other. Includes revenue from tuxedo rentals and service fees, royalties from license fees and gift certificate, gift card and in-store credit forfeitures that, in the aggregate, contributed 0.7% of total sales in fiscal 2004.
      The following table shows a breakdown of the Company’s total sales for the periods indicated (dollars in thousands):

	Fiscal 2004 (52 weeks)		Fiscal 2003 (52 weeks)		Fiscal 2002 (52 weeks)

	Amount	Percent	Amount	Percent	Amount	Percent

Women’s	$784,994	62.0%	$754,480	61.5%	$723,523	60.7%
Men’s	268,599	21.2	260,024	21.2	256,321	21.5
Children’s	131,223	10.3	133,258	10.9	135,056	11.3
Shoes	73,535	5.8	71,817	5.8	70,796	5.9
Other	8,642	0.7	7,453	0.6	7,709	0.6

	$1,266,993	100.0%	$1,227,032	100.0%	$1,193,405	100.0%

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
Purchasing
      The Company buys merchandise from approximately 650 vendors worldwide. During fiscal 2004, the Company’s receipts from Levi Strauss & Co., its largest vendor, represented approximately 9.0% of total receipts. No more than 3.5% of total receipts were attributable to any one of the Company’s other vendors during fiscal 2004. However, the Kellwood Company and Jones Apparel Group, Inc. own 13 and 12 of the Company’s vendors, respectively, which represented approximately 8.5% and 4.5% of total receipts for fiscal 2004, respectively. The Company believes it maintains strong relationships with its vendors. A large portion of the Company’s merchandise is prepackaged and preticketed by the vendors for each store, allowing the merchandise to be cross-docked, thereby reducing the cost and processing time at its distribution centers.
      Merchandise associated with the Company’s private-label merchandise is largely imported. The Company employs its own designers and product development teams that work closely with the merchandising staff to track seasonal fashion trends, analyze customer feedback and determine appropriate order quantities. The Company controls its private-label merchandise from initial concept to its introduction in its stores and monitors product quality, freight costs and other expenses in an effort to maximize gross margins on such merchandise.

Planning and Allocation
      The Company’s planning and allocation department works closely with merchandising, distribution and store operations personnel to establish an appropriate flow of merchandise for each of the Company’s stores. This flow of merchandise is intended to reflect customer preferences in each market. The Company utilizes electronic data interchange (“EDI”) with 312 vendors, wherein the Company and vendors exchange documents electronically; additionally the vendor will pack orders by store and ticket the merchandise at the color and size levels. Sales from EDI vendors accounted for approximately 69% of total sales in fiscal 2004. The Company also utilizes automatic replenishment programs or internally referred to as “quick response” (“QR”), with 122 of the 312 EDI vendors, which allow for more efficient replenishment of specific items of merchandise in particular styles, sizes and colors to optimize in-stock positions of basic merchandise. Goody’s provides QR vendors with selling data for their products and reorders are automatically produced when compared to predetermined models. Sales from QR vendors represented approximately 36% of total sales in fiscal 2004. The Company continues to support and encourage the use of QR and EDI for its vendors.
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
      Using a multi-media approach in fiscal 2004, Goody’s utilized outside agencies for print and broadcast media buying. In addition, outside resources were used in conjunction with the internal marketing/advertising staff for creative input in both print and broadcast media. In 2005, the Company intends to schedule television and radio advertisements to air consistently in support of promotional events and to maintain top-of-mind awareness. The Company uses print and television advertising to communicate the depth and selection of its merchandise as well as its value proposition. The www.goodysonline.com website provides an additional communication vehicle to demonstrate selection and value. In-store merchandise presentation is coordinated with such advertising to maximize promotional opportunities. While the exact allocation of advertising expenditures differs from market to market, the Company allocated approximately 54% of its fiscal 2004 advertising expenditures to print media, 36% to television and radio with the remainder for other promotional activities. Several of the Company’s key vendors share in the costs of mutually beneficial advertising campaigns through cooperative advertising programs.
      The Company offers the GOODY’s private-label credit card through an arrangement with Alliance Data Systems and World Financial Network National Bank. Under this arrangement, the Company pays sales transaction fees, but is not responsible for assessing customer credit-worthiness and does not assume the risk associated with extending credit. During fiscal 2004, average net sales per transaction on the GOODY’s private-label credit card were higher than the average of all other credit cards accepted. The GOODY’s private-label credit card includes a loyalty program that is intended to increase the frequency and volume of customer purchases. The Company advertises and markets directly to its credit card customers.

      The Company also offers its customers a GOODY’s gift card. The GOODY’s gift card is designed to simplify the gift transaction for the customer and enhance the “Goody’s” brand image. This card is always available at the point-of-sale and through its website. At certain times of the year such as the Christmas selling season, it is aggressively marketed to increase gift card sales.
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
Store Operations
      Management of store operations is the responsibility of the Executive Vice President — Stores, who is assisted by a Vice President — Store Operations, a Vice President — Loss Prevention, 3 Vice Presidents — Sales, and currently 31 District Managers.
      Each store is managed by a team consisting of a Manager and up to two Assistant Managers, depending on the size of the store. Stores are typically staffed by Sales Associates, Department Heads, Cashiers, and Stockroom Associates. All Associates are responsible for interacting with customers, developing and maintaining creative visual merchandise presentation and ensuring a positive shopping experience for each customer. The store staff consists of a combination of full- and part-time Associates; temporary Associates are hired for peak selling seasons. The Company’s stores are generally open from 9:00 a.m. to 9:00 p.m. Monday through Thursday; from 9:00 a.m. to 10:00 p.m. on Friday and Saturday; and from 11:00 a.m. to 7:00 p.m. on Sunday. These hours are extended during various holidays and peak selling seasons.
Store Locations
      The Company typically locates its stores in small to midsized markets in the Southeast, Midwest and Southwest regions of the United States that have populations of fewer than 100,000 and demographic characteristics consistent with its targeted value-conscious customer. However, the Company does have approximately 6% of its stores located in metropolitan markets with sales accounting for approximately 6% of the Company’s total sales in fiscal 2004. Goody’s leases store space, primarily in strip centers, where costs are generally lower than mall locations. The smallest of the Company’s stores has 7,600 gross square feet and the largest store has 52,600 gross square feet; the average store size is approximately 27,700 gross square feet. The Company’s store locations may be found by visiting its web site at www.goodysonline.com.
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

Information Systems
      The Company frequently upgrades its core business systems with current technology, when and where possible, in an effort to enhance financial and other business controls. The Company maintains fully integrated point-of-sale (“POS”), inventory and merchandise systems. The Company’s information systems provide management, buyers, planners, and distributors with comprehensive data that allow them to identify emerging sales trends and, accordingly, manage inventories. The data provided by information systems include: merchandise planning, purchase order management, open order reporting, open-to-buy, receiving, distribution, EDI, basic stock replenishment, inventory, and price management. Daily and weekly sales reports are used by management to enhance the timeliness and effectiveness of purchasing and markdown decisions. Merchandise purchases are based on planned sales and inventories, and are frequently revised to reflect changing sales trends. The Company’s POS systems are supported by an in-store computer system. The in-store systems feature bar-coded ticket scanning, automatic price look-up, credit and check authorization utilizing a satellite network, and daily transmittal of detailed sales data from stores to the corporate office. The Company completed installation of new POS terminals and back-office systems in all stores during fiscal 2004 that began in fiscal 2003.
Trademarks and Licenses
      The United States Patent and Trademark Office (the “USPTO”) has issued federal registrations to the Company for the following trademarks: Accessory Crossing, Baby Duck Head, Bobby G by Ivy Crew, Chandler Hill Sport, DHX, DHX Sport, Duck Head (word mark), Duck Head (various design marks), Duck Head Expedition 1865, Duck Head Tailored Classics, Duck Head Tour, Expedition 1865, Feels Like You, “G” (stylized G with arch design), Goodclothes (word and design), Good Kidz, Goody’s (store services), Goody’s (credit card services), Goody’s Family Clothing, Goody’s Family Clothing (word and design), Goody’s Low Price!! Department Store Styles Department Store Brands (word and design), International Trading Company (word and design), Intimate Classics, Ivy Crew, Low Prices Never Looked So Good, MBJC, Montana Blues Jean Company, Mountain Lake, Mountain Lake Casuals, Mountain Lake High Quality Apparel With A Feel Good Fit, Mountain Lake Jean Company, OCI, OCI (stylized), Old College Inn, Old College Inn Jean Company, Old College Inn Loungewear, Old College Inn Sport, RGM, Sterling Reflections, Take A Good Look (word and design), Y.E.S. Your Everyday Savings, and Your Everyday Y.E.S. Savings Brands Value Quality. The Company has also filed applications with the USPTO seeking federal registrations for the following trademarks: Comfort Stretch, “D” (design), DHJC, DHJCO, DH Jeans Co., DHX Dry, Dressing You For Life, Duck Head (word and design for toiletries and fragrances), Duck Head Baby, Duck Head Jeans Co., Duck Head Sport, Duck Tail, Ducktek, Duck Tucks, GoodGirls, Goodsport, Good Sports, Goody’s — It’s All About You, Little Duck Head, Montana Blues, Now That Looks Great On You, RMG, Take A Good Look (block letters), The Best Towel On The Beach, We Know Denim, and www.goodysonline.com.
      In May 2003, the Company purchased from TSI Brands, Inc. and Tropical Sportswear Int’l Corporation (jointly “TSI”) all of TSI’s rights, title and interest in and to (i) the trademark Duck Head and related trademarks (jointly, “Duck Head”) and (ii) four (4) license agreements (collectively, the “License(s)”) granting limited use of the Duck Head trademark to four (4) licensees. The Company holds the USPTO registrations to the Duck Head trademarks. The Company holds or has applied for the Duck Head trademark registration in certain foreign countries. The Licenses generally grant exclusive use of the Duck Head name on certain merchandise and accessories, including shoes, optical eyewear and sunglasses, belts, and neckwear in the United States of America and certain men’s merchandise outside the United States of America. One of the Licenses grants a third-party licensee the exclusive use of the Duck Head name in Japan for certain categories of merchandise. The License for belts and neckwear expired in June 2004. In exchange for each License, the Company receives certain royalty payments and advertising commitments from each licensee.
      The following trademarks and trade names used in this Form 10-K are owned by (and in certain cases registered to) third-parties: Adidas, Alfred Dunner, Anxiety, Arden Fragrances (that include Calvin Klein, Nautica, Obsession, Paul Sebastian, and White Diamonds), Avia, Baby Togs, Baltex, Beach Native, Briggs, Burnes of Boston, Calico Sport, Carter’s, Cathy Daniels, Connected, Connie, Deer Stags, Diba East, Dockers, Dorby, Erika, GBX, Giorgio Brutini, Grasshoppers, Hanes, JNCO, Keds, Lee, L.E.I., Levi’s, Life Stride, Manhattan Beachwear, Mootsies Tootsies, Mudd, Munsingwear, My Michelle, New Balance, Nike, Norton McNaughton, On Que, Playtex, Reebok, Requirements, Riveria, Rosetti, Sag Harbor, Self Esteem, Skechers, U.S. Polo, Union Bay, and Zana-DI.

Associates
      As of April 2, 2005, the Company employed approximately 10,000 active full- and part-time Associates. The majority of the Company’s Associates work in stores serving customers. The stores are managed by a professional group of Store Managers and Assistant Store Managers, who are compensated on a salaried basis. Additionally, Store Managers are eligible to receive incentive compensation based on the Company’s profitability as well as attainment of other objective performance goals relative to their respective stores. All other store Associates are compensated on an hourly basis. Periodically, store Associates may win a cash or gift award as a result of participation in a store-level promotional contest or event.
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
      From time to time, the Company grants stock options to certain key Associates. These options are designed to align these key Associates’ interests with those of the Company’s shareholders while allowing the Company to improve retention through long-term incentives.
      The Company maintains the Goody’s Family Clothing, Inc. 401(k) Retirement Plan (the “401(k) Plan”) with a salary deferral feature for all eligible Associates. Under the terms of the 401(k) Plan, eligible Associates may contribute between 3% and 15% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the 401(k) Plan. The Company provides matching contributions to the 401(k) Plan that are determined by the Company on a discretionary basis at the start of each 401(k) Plan year and committed to for the plan year, vest over an Associate’s service period and are based upon a percent of an Associate’s elected contributions. These matching contributions, net of plan forfeitures, amounted to $794,000, $699,000 and $813,000 for fiscal 2004, 2003 and 2002, respectively.
      In 2004, the Company evaluated its healthcare program. On March 1, 2005, as a result of this extensive review, the Company implemented a revised program to encourage and support a focus on health as well as support a cost containment strategy. In addition to healthcare, the Company presents to eligible Associates the opportunity to participate in dental, life and disability programs and contributes to the cost of these programs.
      The Company also has an Employee Payroll Investment Plan that allows eligible Associates to purchase the Company’s common stock (the “Common Stock”) at fair market value through regular payroll deductions.
Seasonality and Inflation
      The Company’s business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning the third week of July and continuing through the first week of September) and the Easter season (beginning two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 36.3% of the Company’s annual sales based on the Company’s last three fiscal years ended January 29, 2005. In general, sales volume varies directly with customer traffic, which is heaviest during the fourth quarter of a fiscal year. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.
      Inflation can affect the costs incurred by the Company in the purchase of its merchandise, the leasing of its stores and certain components of its selling, general and administrative expenses. The Company believes that during the last three fiscal years ended January 29, 2005, inflation has not had a material adverse effect on the Company’s business, although there can be no assurance that inflation will not have a material adverse effect on the Company in the future.
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

Recent Decreases in Comparable Store Sales
      The Company has had declines in comparable store sales for the last three fiscal quarters ended January 29, 2005. The Company is evaluating and addressing the reasons for the decreases and there can be no assurance that this trend will reverse or that the Company can successfully execute its business plans and strategies.
      Despite these decreases in comparable store sales, the Company does not have a plan to exit a significant number of stores. However, should the negative trend continue, circumstances could require the Company to close a significant number of stores at material costs. Such store closures, as well as other effects from a continuation in the negative trend, could have a material adverse effect on the Company.

Highly Competitive Nature of the Retail Apparel Industry
      Goody’s faces intense competition not only for customers, but also for access to quality merchandise and suitable store locations, from traditional department stores, specialty retailers, off-price retail chains, and discount stores. Many of these competitors are larger and have significantly greater financial, marketing and other resources when compared to the Company. In addition, many department stores have become more promotional and have reduced their selling price points, and certain finer department stores have opened outlet stores that offer off-price merchandise in competition with the Company. Further, in view of the Company’s strategy of offering current-season, trend-right, nationally recognized, and exclusive-brand merchandise at value prices, aggressive department store pricing could adversely affect the Company’s margins. The effect of intense competition could require the Company to reduce prices on merchandise for sale or increase spending on marketing and advertising, any of which could have a material adverse effect on the Company.

Marketing and Advertising
      The Company believes that communicating frequently with its customers is the key to maintaining traffic flow in its stores and creating loyalty within its customer base. The Company continues to evaluate new merchandising, advertising and pricing strategies that continually evolve in an effort to increase customer traffic and stimulate sales. There can be no assurance that the Company’s strategies will be effective.

New Store Opening Growth Rate
      The Company’s revenue growth historically has been dependent, in part, upon an expansion policy of growing its store base by approximately 10% each year. During fiscal 2004, the Company opened 24 stores, for a 7% store base growth rate. During fiscal 2005, the Company expects to increase its new store openings to approximately 35 stores, for an approximate 10% store base growth rate.
      The inability of the Company to resume its historical levels of new store growth may have a material adverse effect on its long-term growth. There can be no assurance that the Company will meet its business plan for fiscal 2005, thereby allowing it to resume its historical level of new store openings.

Dependence on Weather Conditions
      The Company’s sales are extremely vulnerable to weather conditions. For example, unusually warm weather in the fall or snow and ice during the winter can adversely affect its sales of fall/winter merchandise and unusually cold weather during the spring can adversely affect its sales of spring/summer merchandise.

Merchandising and Fashion Sensitivity
      The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise in sufficient quantities to satisfy customer demand in a timely manner. The Company’s failure to anticipate, identify or react appropriately to changes in fashion trends or plan receipts to match customer demand could have a material adverse effect on its financial results. Misjudgments or unanticipated changes in fashion trends as well as economic conditions could lead to excess inventories and higher markdowns, and repeated fashion misjudgments could have a material adverse effect on the Company’s image with customers.

Dependence on Private-Label Merchandise
      Sales from the Company’s private-label merchandise represented approximately 32% of the Company’s total sales in fiscal 2004. Because of the longer lead times required to manufacture private-label merchandise, and the lack of recourse the Company might otherwise have with branded merchandise vendors, failure to anticipate, identify and react appropriately to changes in fashion trends with its private-label merchandise could have an adverse effect on the Company. In addition, the Company has devoted substantial resources to the development and marketing of the exclusive Duck Head private label (with sales exceeding $97 million in fiscal 2004), as well as other private-label and exclusive brands, and there can be no assurance that these initiatives will continue to be successful.

Reliance on Key Merchandise Vendors and Private-Label Contract Manufacturers
      The Company does not own or operate any manufacturing facilities. The success of the Company’s business is largely dependent upon its ability to purchase current-season, brand-name and private-label apparel at competitive prices in adequate quantities and with timely deliveries. The inability or unwillingness of key vendors to increase their sales to the Company to keep pace with the Company’s growth, or the loss of one or more key vendors for any reason, could have a material adverse effect on the Company. During fiscal 2004, the Company’s largest vendor, Levi Strauss & Co., accounted for approximately 9.0% of total receipts. In addition, the Kellwood Company and Jones Apparel Group, Inc. own 13 and 12 of the Company’s vendors, respectively, which represented approximately 8.5% and 4.5% of total receipts for fiscal 2004, respectively. There can be no assurance that the Company will be able to acquire brand-name merchandise in sufficient quantities and on favorable terms in the future, if at all.

Foreign Merchandise Sourcing
      The Company’s private-label programs are largely supported by products directly purchased from vendors located abroad. In addition, the Company believes that a substantial portion of its merchandise purchased from domestic vendors are manufactured abroad. These arrangements are subject to the risks of relying on products manufactured abroad, including import duties and quotas imposed by bilateral textile agreements, certain of which were phased out as of December 2004, loss of “most favored nation” trading status, currency fluctuations, work stoppages, economic uncertainties including inflation, the imposition of additional regulations relating to imports, the imposition of additional duties, taxes and other charges on imports, foreign government regulations, lack of compliance by foreign manufacturers with U.S. consumer protection laws (for which, in respect of its private-label merchandise, the Company may be responsible as the importer of record) and intellectual property laws, political unrest including terrorism and war, and trade restrictions, including U.S. retaliation against unfair foreign practices. While the Company believes it could find alternative sources of supply for its private-label programs, an interruption or delay in supply from these foreign sources or the imposition of additional duties, taxes or other charges on these imports could have a material adverse effect on the Company, unless and until alternative supply arrangements are secured. Moreover, products from alternative sources may be of lesser quality or more expensive than those currently purchased by the Company.

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

Seasonality
      The Company’s business is seasonal by nature. The Christmas season (beginning the Sunday before Thanksgiving and ending on the first Saturday after Christmas), the back-to-school season (beginning the third week of July and continuing through the first week of September) and the Easter season (beginning two weeks before Easter Sunday and ending on the Saturday preceding Easter) collectively accounted for approximately 36.3% of the Company’s annual sales based on the Company’s last three fiscal years ended January 29, 2005. In general, sales volume varies directly with customer traffic, which is heaviest during the fourth quarter of a fiscal year. Because of the seasonality of the Company’s business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Fluctuation in Operating Results
      The Company’s results of operations have fluctuated in the past, and are expected to fluctuate in the future, as a result of a variety of factors, including weather conditions, the timing of store openings and related advertising and preopening expenses, store closings and related write-offs, price increases by suppliers (such as fuel costs, health benefit costs, utilities, and taxes), actions by competitors, the competitiveness of the retail apparel environment, general economic conditions, and global political unrest.

Reliance on Key Personnel
      The Company believes that its future success will depend significantly on the efforts and abilities of its senior executives, in particular, Robert M. Goodfriend, Chairman of the Board of Directors and Chief Executive Officer. The loss of the services of Mr. Goodfriend, or other members of the Company’s senior management, could have a material adverse effect on the Company. The Company has employment agreements with its senior executives, other than Mr. Goodfriend. The employment agreements provide, among other things, for severance payments and for the payments of between 12 and 18 months salary upon the occurrence of a change in control of the Company (as defined in the agreements).

      The Company believes that its future success will also largely depend upon its ability to attract and retain qualified employees. Competition for such personnel is intense and there can be no assurance that the Company will continue to be successful in attracting and retaining such personnel.

Expansion and Management of Growth
      The Company’s future operating results could be affected by its ability to identify suitable markets and sites for new stores, negotiate leases with acceptable terms and maintain adequate working capital. To serve its store growth, the Company must be able to achieve and maintain efficiency through the operation of its 2 distribution centers, one each in Knoxville, Tennessee, and Russellville, Arkansas, that currently service 233 and 126 of the Company’s stores, respectively. In addition, the Company must be able to continue to hire, train and retain competent managers and store personnel. There can be no assurance that the Company will be able to expand its market presence in its existing markets or successfully enter new or contiguous markets by opening new stores or that any such expansion will not adversely affect the Company. Further, if the Company’s management is unable to manage its growth effectively or closes a material number of stores, the Company could be materially and adversely affected.

E-commerce
      The Company finalized the opening of its e-commerce initiative through a website on March 8, 2005. There can be no assurance that this initiative will be financially successful or that it will be an effective channel of sales and distribution of the Company’s selected merchandise offerings.

Application of Critical Accounting Policies
      Critical accounting policies are those that management believes are both most important to the portrayal of the Company’s financial condition, operations and cash flows, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.
      The Company considers inventory valuation, insurance reserves, contingencies, impairment of long-lived assets, and taxes to be most critical in understanding the judgments that are involved in preparing its consolidated financial statements. See discussion in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

(b) its Knoxville, Tennessee, distribution center located adjacent to its corporate headquarters consisting of a one-story, 344,000-square-foot facility with 43 loading docks and a mezzanine level that has an additional 17,500 square feet currently used as office space. The Knoxville distribution center has the capacity to distribute merchandise to a maximum of approximately 325 stores; and

(c) its Russellville, Arkansas, distribution center consisting of a one-story, 235,000-square-foot facility with 40 loading docks. This facility has been designed to serve more than 200 stores.

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
      The following table reflects at January 29, 2005, the number of store leases that will expire in each indicated fiscal year if the Company: (i) does not exercise any of its renewal options and (ii) exercises all of its renewal options. This table does not reflect 15 store leases having month-to-month lease terms, but does include 12 leases executed as of January 29, 2005, for stores to be opened or relocated in fiscal 2005, as well as 3 leases for closed stores.

	Number of	Number of
	Store Leases	Store Leases
	Expiring Each	Expiring Each
	Year If	Year If
	No Renewals	All Renewals
Fiscal Year	Exercised	Exercised

2005	22	11
2006	42	12
2007	42	1
2008	36	5
2009	57	13
2010 and thereafter	158	315

ITEM 3.	Legal Proceedings

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
      On February 28, 2003, a proposed Consent Decree was filed with the District Court for its preliminary approval. The proposed Consent Decree sets forth the proposed settlement of the class action race discrimination lawsuit. Ultimately, class action certification was sought in the lawsuit only with respect to alleged discrimination in promotion to management positions and the proposed Consent Decree is limited to such claims. Generally, the proposed settlement provides for a payment by the Company in the aggregate amount of $3.2 million to the class members (including the named plaintiffs) and their counsel, as well as the Company’s implementation of certain policies, practices and procedures regarding, among other things, training of employees. The Company’s employer liability insurance underwriter has funded $3.1 million of such payment to a third-party administrator. The proposed Consent Decree explicitly provides that it is not an admission of liability by the Company and the Company continues to deny all of the allegations. On April 30, 2003, the District Court granted preliminary approval of the proposed Consent Decree, and a hearing was held on June 30, 2003, regarding the adequacy and fairness of the proposed settlement. On March 3, 2004, the United States District Court for the Middle District of Georgia issued an Order granting final approval of the Consent Decree. On or about February 23, 2004, a purported class member filed an appeal with the U.S. Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”), alleging, among other things, misconduct on the part of the District Court and the plaintiff’s/appellant’s counsel; the Eleventh Circuit dismissed this appeal on March 5, 2004. On or about March 12, 2004, a Motion to set aside the dismissal was filed with the Eleventh Circuit. On May 28, 2004, the Eleventh Circuit dismissed all appeals regarding this matter. In August 2004, a purported class member filed a Petition for a Writ of Certiorari with the United States Supreme Court regarding the Eleventh Circuit’s dismissal of all appeals on this matter; on January 20, 2005, the United States Supreme Court denied the Petition for a Writ of Certiorari. Pursuant to the terms of the March 3, 2004 Order, the District Court will maintain jurisdiction of this matter until July 2006 to monitor the parties’ compliance with the Consent Decree.

Other Matters
      In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company has various insurance policies in place in the event of unfavorable outcomes from such proceedings. The insurance companies’ level of, and willingness to, support their coverage could vary depending upon the circumstances of each particular case. As such, there can be no assurance as to the level of support available from insurance policies. The Company does not currently believe that the ultimate outcome of all such pending legal proceedings, individually and in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Common Stock is listed and traded on The NASDAQ Stock Market (National Market) under the symbol GDYS. The following table sets forth the range of high and low sale prices for the Common Stock for the periods indicated.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2004
High	$14.80	$13.14	$9.18	$10.20
Low	8.00	8.11	7.35	7.85
Fiscal 2003
High	$5.09	$9.25	$10.86	$10.86
Low	3.05	4.90	7.37	8.06
      In June 2003, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.02 per common share. This was the first quarterly cash dividend declared by the Company since becoming a public company in 1991. In June 2004, the Company increased its quarterly dividend to $0.03 per common share. The Company’s cash payments for dividends totaled $3,289,000 and $1,308,000 for fiscal 2004 and 2003, respectively. The Company anticipates paying regular, quarterly cash dividends in the future, subject to the Company’s earnings, financial condition, capital requirements, general economic and business conditions, and other factors deemed relevant by the Board of Directors. The Company’s credit facility was amended to permit such dividends within certain prescribed limitations, as described more fully in Note 5 in the Notes to Consolidated Financial Statements.
      At March 31, 2005, there were 426 shareholders of record and approximately 5,900 persons or entities that held Common Stock in nominee name. On March 31, 2005, the closing price of the Common Stock was $9.02.
      In June 1999, the Board of Directors authorized the Company to spend up to $20 million to repurchase Common Stock. Through January 29, 2005, the Company had repurchased an aggregate of 1,342,400 shares for $9.3 million. The Company made purchases of 224,100 shares totaling $1,847,000 during fiscal 2004.

ITEM 6.	Selected Financial Data
      The following selected financial data are derived from the consolidated financial statements of Goody’s Family Clothing, Inc. (the “Company”). The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the section “Certain Factors That May Affect Future Results” in this Form 10-K and the Company’s consolidated financial statements and notes thereto.

	Fiscal Year

	2004	2003	2002	2001	2000(1)

		(8)	(8)	(8)	(8)
	(Dollars in thousands, except per share amounts and
	sales per gross square foot)
Income Statement Data
Sales	$1,266,993	$1,227,032	$1,193,405	$1,192,546	$1,250,604
Cost of sales and occupancy expenses	891,433	867,850	852,083	893,698	911,726	(2)

Gross profit	375,560	359,182	341,322	298,848	338,878
Selling, general and administrative expenses	351,540	331,749	329,584	330,544	320,207
Restructuring charge(3)	—	—	—	1,335	—

Earnings (loss) from operations	24,020	27,433	11,738	(33,031)	18,671
Investment income	1,058	716	624	806	2,482
Interest expense	134	17	24	249	126

Earnings (loss) before income taxes	24,944	28,132	12,338	(32,474)	21,027
Provision (benefit) for income taxes	9,291	10,410	4,629	(12,180)	7,881

Net earnings (loss)	$15,653	$17,722	$7,709	$(20,294)	$13,146

Earnings (loss) per common share:
Basic	$0.48	$0.54	$0.24	$(0.63)	$0.40

Diluted	$0.46	$0.53	$0.23	$(0.63)	$0.40

Cash dividends declared per common share	$0.11	$0.06	$—	$—	$—

Weighted average common shares outstanding (in thousands):
Basic	32,897	32,675	32,525	32,441	32,527

Diluted	33,755	33,395	33,021	32,441	32,639

Selected Operating Data
Stores open (at year end)	357	335	328	332	317
Gross store square footage (in thousands, at year end)	9,878	9,325	9,147	9,256	8,694
Comparable store sales (decrease) increase(4)	(0.3)%	1.6%	(1.2)%	(8.5)%	(4.8)%
Sales per gross square foot(5)	$131	$133	$133	$136	$152
Average sales per store(6)	3,655	3,721	3,653	3,670	4,148
Capital expenditures	41,560	25,366	9,262	22,234	53,418
Depreciation and amortization	24,495	23,095	23,978	25,326	21,250
Balance Sheet Data (at year end)
Working capital	$144,091	$135,272	$112,509	$85,121	$93,388
Total assets	503,400	455,937	421,387	403,016	444,631
Long-term obligations(7)	36,407	29,329	27,029	28,735	30,557
Shareholders’ equity	238,901	226,944	209,247	200,697	220,231

(1)	Consists of 53 weeks — all other years presented consist of 52 weeks.
(2)	Beginning January 30, 2000, the first day of fiscal 2000, the Company changed its policy to recognize the sale and the related gross profit from layaways upon delivery of the merchandise to the customer. The cumulative effect of this change at January 30, 2000, was $331,000 ($207,000 after tax) and is included in cost of sales and occupancy expense in fiscal 2000.
(3)	The restructuring charge consisted primarily of severance related activities associated with a planned reduction in work force and professional fees associated with the reduction program.

(4)	Comparable store sales are based on stores that operated throughout the fiscal year (including relocated, remodeled and expanded stores) and that were in operation for the entire previous fiscal year (computed on comparable 52-week periods).
(5)	Sales per gross square foot is calculated by dividing: (i) aggregate sales from stores that operated throughout the fiscal year (including relocated, remodeled and expanded stores) and that were in operation for the entire previous fiscal year (computed on comparable 52-week periods); by (ii) the aggregate gross square footage related to those stores.
(6)	Average sales per store is calculated by dividing: (i) total sales during such fiscal year less sales attributable to new stores opened and stores closed during the fiscal year; by (ii) the number of stores open at the end of the fiscal year less new stores opened during the fiscal year.
(7)	Long-term obligations consist primarily of deferred income taxes, accrued workers compensation and liabilities associated with the straight line treatment of rent payments.
(8)	As restated. See Note 2 in the Notes to Consolidated Financial Statements.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 2 in the Notes to consolidated financial statements.
Executive Summary

Overview
      Goody’s is a retailer of moderately priced family apparel, with its stores located in small to midsized markets in the Southeast, Midwest and Southwest regions of the United States that have demographic characteristics consistent with its targeted customer. The Company’s objective is to be a leading retailer of apparel for the entire family in each of the markets it serves. In keeping with this objective, Goody’s offers a broad selection of current-season, nationally recognized brands for brand-conscious shoppers, as well as exclusive brands for those shoppers who seek quality apparel at value prices. All of Goody’s stores are leased, average approximately 27,700 gross square feet, and are generally located in strip shopping centers. The Company manages its core functions, such as purchasing, pricing, marketing and advertising, distribution, planning and allocation, real estate, finance, and information systems, from its centrally located corporate office in Knoxville, Tennessee. The Company has two distribution centers, one each in Knoxville, Tennessee and Russellville, Arkansas.

Fiscal 2004 Summary
      The Company’s operating results were below plan in fiscal 2004, however, the Company accomplished some very important tasks in fiscal 2004 that favorably positioned the Company for fiscal 2005. These accomplishments include:

•	The successful buildup of a new store opening team infrastructure, opening 24 new stores in fiscal 2004 and positioned to open 35 new stores and to relocate or remodel up to 15 existing stores in fiscal 2005;

•	The launch of the exclusive Duck Head brand in March 2004, which exceeded expectations by reporting sales in excess of $97.0 million for fiscal 2004;

•	A significant increase in merchandise profit margins as a result of: selling more private-label merchandise at higher margins as compared with last year, improved cost negotiations on merchandise purchases, and by making selected retail price adjustments for certain under-valued items;

•	The successful implementation of state-of-the-art point-of-sale equipment in all stores that will continue to provide benefits to the Company for years to come; and

•	The strengthening of the management team, including a new President and Chief Merchandising Officer.

Outlook
      For fiscal 2005, the Company currently expects to open approximately 35 new stores, relocate or remodel approximately 15 of its existing stores and close at least 5 existing stores. Additionally, the Company’s business plan for fiscal 2005 calls for: (i) comparable store sales to increase in the low-single digits for the full fiscal year; (ii) a gross profit rate of approximately 30.0%; (iii) an increase in selling, general and administrative expense dollars, with the expense rate, as a percent of sales, similar to last year (before calculating and accruing performance bonuses, which were not accrued in 2004 due to the Company not achieving performance targets); (iv) an effective income tax rate of approximately 41.0%; (v) capital expenditures of approximately $62.0 million ($22 million is allocated to new and existing stores, $15 million for leasehold improvements funded by tenant allowances, $14 million allocated to the purchase of new aircraft, with the remainder allocated to general corporate purposes); and (vi) depreciation and amortization of approximately $27.3 million.
      As a result of the cold and wet weather throughout its markets during the first two months of the first quarter of fiscal 2005, which included part of the Easter selling period in fiscal 2005, the Company is experiencing sluggish sales and has been more promotional in an effort to stimulate sales. The Company also believes the tight economy, exacerbated by soaring gas prices, will negatively impact the first quarter results. As a result, the Company now expects financial results for the first quarter of fiscal 2005 to be significantly below the record earnings of $0.24 per diluted share reported for the first quarter of fiscal 2004.
      As previously mentioned, the Company acquired the Duck Head trademarks and four related licenses during fiscal 2003. The Company has a sales target for Duck Head products in fiscal 2005 of approximately $135 million and license fee revenue of approximately $800,000.
      The Company also introduced in early fiscal 2005, two exclusive brands, Pierre Cardin for women and Hawaiian Tropic apparel for men and women. The current sales target in fiscal 2005 is $30 million and $6 million, for Pierre Cardin and Hawaiian Tropic apparel, respectively.
      Actual results may vary from the business plan and an adverse outcome from the risks and uncertainties described in the section above captioned, “Certain Factors That May Affect Future Results,” could have a material adverse effect on the Company’s fiscal 2005 business plan.
Critical Accounting Policies
      The consolidated financial statements are prepared in accordance with generally accepted accounting principles that require the Company to make estimates and assumptions. The SEC requires disclosure of “critical accounting policies,” which are defined as those policies that require application of management’s most difficult, subjective or complex judgments that are inherently uncertain and may change in subsequent periods.
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
      The Company conducts a chain wide physical inventory count near the end of each fiscal year and adjusts the Company’s records to reflect the actual inventory counts. For interim financial reporting quarters, the Company provides a reserve for shrinkage based principally on historical shrinkage experience.

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
      Insurance. The Company is self-insured for workers’ compensation, employee health benefits and general liability up to a predetermined stop-loss amount. Third-party insurance coverage is maintained for claims that exceed the predetermined stop-loss amount. The Company’s self-insurance accruals are calculated using loss development factors based on standard insurance industry actuarial assumptions and the Company’s historical claims experience. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims.
      Income taxes. Income taxes are calculated in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of enacted tax law and published guidance with respect to applicability to the Company’s operations. Significant examples of this concept include capitalization policies for various costs, income and expense recognition and inventory valuation methods. No valuation allowance has been provided for deferred tax assets because management believes the full amount of the net deferred tax assets will be realized in the future. The effective tax rate utilized by the Company reflects management’s judgment of the expected tax liabilities within the various taxing jurisdictions.

Results of Operations — Fourth Quarter Fiscal 2004 (13 weeks) Compared with Fourth Quarter Fiscal 2003 (13 weeks)
      The following table sets forth the Company’s unaudited results of operations for the quarters indicated (in thousands, except per share amounts).

	Fourth Quarter

	2004		2003

			(Restated)
Sales	$384,688	100.0%	$369,204	100.0%
Cost of sales and occupancy expenses	275,307	71.5	266,131	72.1

Gross profit	109,381	28.5	103,073	27.9
Selling, general and administrative expenses	98,411	25.6	92,172	25.0

Earnings from operations	10,970	2.9	10,901	2.9
Investment income	376	0.1	209	0.1
Interest expense	1	0.0	15	0.0

Earnings before income taxes	11,345	3.0	11,095	3.0
Provision for income taxes	4,225	1.1	4,106	1.1

Net earnings	$7,120	1.9%	$6,989	1.9%

Earnings per common share:
Basic	$0.22		$0.21

Diluted	$0.21		$0.21

Cash dividends declared per common share	$0.03		$0.02

Weighted average common shares outstanding:
Basic	32,820		32,831

Diluted	33,579		33,719

      Overview. In the fourth quarter of fiscal 2004, the Company opened seven new stores, relocated three stores and closed two stores bringing the total number of stores in operation at January 29, 2005 to 357 compared with 335 at January 31, 2004. In the fourth quarter of fiscal 2003, the Company opened three new stores, and relocated one store. Net earnings were $7,120,000, or 1.9% of sales, in the fourth quarter of fiscal 2004 compared with $6,989,000, or 1.9% of sales, in the fourth quarter of fiscal 2003.
      Sales. Sales for the fourth quarter of fiscal 2004 were $384,688,000, a 4.2% increase from the $369,204,000 for the fourth quarter of fiscal 2003. This increase of $15,484,000 primarily consisted of: (i) a $18,390,000 net increase in sales from new, transition and closed stores that are not included in comparable store sales; offset by (ii) a $1,278,000 decrease in comparable store sales; and (iii) a $1,591,000 decrease in gift certificate, gift card and in-store credit forfeitures. In fiscal 2004, the Company did not sustain benefits achieved in the fourth quarter of 2003 related to the forfeiture of gift certificates, gift cards and in-store credits. Comparable store sales for the fourth quarter of fiscal 2004 decreased 0.4% compared with the corresponding period of the previous fiscal year. The Company believes the decrease in comparable store sales for the fourth quarter of fiscal 2004 was, in part, due to periods of unseasonably warm weather in November 2004, and snow and ice storms during key selling periods in December 2004 and January 2005.
      Gross profit. Gross profit for the fourth quarter of fiscal 2004 was $109,381,000, or 28.5% of sales, a $6,308,000 increase compared with the $103,073,000 or 27.9% of sales, in gross profit generated for the fourth quarter of fiscal 2003. The 0.6% increase in the gross profit rate, as a percent of sales, in the fourth quarter of fiscal 2004 compared with the fourth quarter of fiscal 2003 consisted primarily of: (i) a 1.5% improvement in merchandise margins; offset by (ii) a 0.4% reduction in gift certificate, gift card and in-store credit forfeitures; (iii) a 0.3% increase in shrinkage expense; and (iv) a 0.2% increase in occupancy costs that were not leveraged as a percentage of sales. The improvement in merchandise margins was partially attributable to increased private-label sales, which produced higher gross margins, overall, than the Company’s branded merchandise offerings. Shrinkage results for both fiscal years included a favorable adjustment in each fourth quarter when compared with the respective first three quarters of such fiscal year’s estimated interim shrinkage provision.

The favorable adjustment was $523,000 and $1,199,000 for the fourth quarter of fiscal 2004 and 2003, respectively. The Company’s gross margins may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of sales. Other retailers exclude these distribution costs from gross margin, including them, as the Company does, in a line item such as selling, general and administrative expenses. Furthermore, the Company includes occupancy costs in cost of sales, while other retailers may include them in a line item such as selling, general and administrative expenses. Occupancy costs were $21,625,000 and $19,897,000 for the fourth quarter of fiscal 2004 and 2003, respectively.
      Selling, general and administrative (“SG&A”) expenses. SG&A expenses for the fourth quarter of fiscal 2004 were $98,411,000, or 25.6% of sales, a $6,239,000 increase from the $92,172,000, or 25.0% of sales, for the fourth quarter of fiscal 2003. The 0.6% increase in SG&A expenses, as a percent of sales, in the fourth quarter of fiscal 2004 compared with the fourth quarter of fiscal 2003 resulted primarily from: (i) a 0.3% increase in the provision for health care costs; (ii) a 0.3% increase in advertising expense; (iii) a 0.2% increase in trucking expense primarily related to rate increases, including fuel surcharges; offset by a decrease of (iv) 0.2% in net payroll expense, consisting of a 0.4% increase in salaries, net of a 0.6% decrease for performance bonuses accrued in the fourth quarter of 2003. SG&A expenses include direct store expenses such as payroll and supplies, all costs associated with the Company’s distribution centers, advertising, corporate overhead, but exclude store occupancy costs. The Company’s SG&A expenses may not be comparable to those of other retailers, since some retailers include the costs related to their distribution network in cost of sales and others exclude them from gross margin, including them as the Company does in a line item such as SG&A. Distribution expenses were $5,382,000 and $5,396,000 for the fourth quarter of fiscal 2004 and 2003, respectively.
      Income taxes. The provision for income taxes for the fourth quarter of fiscal 2004 was $4,225,000, for an effective tax rate of 37.25% of earnings before income taxes, compared with a provision for income taxes of $4,106,000, for an effective tax rate of 37.00% of earnings before income taxes, for the fourth quarter of fiscal 2003.
Results of Operations — Fiscal 2004, 2003 and 2002 (Each 52 weeks)
      The following table sets forth the Company’s results of operations as a percent of sales for the fiscal years indicated:

	Fiscal Year

	2004	2003	2002

Sales	100.0%	100.0%	100.0%
Cost of sales and occupancy expenses	70.4	70.7	71.4

Gross profit	29.6	29.3	28.6
Selling, general and administrative expenses	27.7	27.1	27.6

Earnings from operations	1.9	2.2	1.0
Investment income	0.1	0.1	—
Interest expense	—	—	—

Earnings before income taxes	2.0	2.3	1.0
Provision for income taxes	0.8	0.9	0.4

Net earnings	1.2%	1.4%	0.6%

Fiscal 2004 Compared with Fiscal 2003
      Overview. In fiscal 2004, the Company opened 24 new stores, relocated 5 stores, remodeled 8 stores, and closed 2 stores, bringing the total number of stores at January 29, 2005, to 357 compared with 335 at January 31, 2004. In fiscal 2003, 10 new stores were opened, 3 stores were relocated, 11 stores were remodeled, and 3 stores were closed. The Company had net earnings of $15,653,000, or 1.2% of sales, in fiscal 2004, compared with net earnings of $17,722,000, or 1.4% of sales, in fiscal 2003.

      Sales. Sales for fiscal 2004 were $1,266,993,000, a 3.3% increase from the $1,227,032,000 for fiscal 2003. This increase of $39,961,000 consisted of: (i) a $44,647,000 increase in sales from new, transition and closed stores that are not included in comparable store sales; (ii) a $363,000 increase in royalties from license fees; offset by (iii) a $3,495,000 decrease in comparable store sales; and (iv) a $1,554,000 decrease in gift certificate, gift card and in-store credit forfeitures. Comparable store sales for fiscal 2004 decreased 0.3% compared with fiscal 2003. In fiscal 2004, the Company did not sustain benefits achieved in fiscal 2003 related to the forfeiture of gift certificates, gift cards and in-store credits. The Company believes the decrease in comparable store sales for the year was, in part, due to periods of unseasonably warm weather in November 2004, snow and ice storms during key selling periods in December 2004 and January 2005, and the impact of three major hurricanes in September 2004.
      Gross profit. Gross profit for fiscal 2004 was $375,560,000, or 29.6% of sales, a $16,378,000 increase from the $359,182,000, or 29.3% of sales, in gross profit generated for fiscal 2003. The 0.3% increase in the gross profit rate, as a percent of sales, in fiscal 2004 compared with fiscal 2003 consisted primarily of: (i) a 0.6% improvement in merchandise margins, offset by; (ii) a 0.1% reduction from gift certificate, gift card and in-store credit forfeitures; (iii) a 0.1% increase in shrinkage expense; and (iv) a 0.1% increase in occupancy expenses. The improvement in merchandise margins was partially attributable to increased private-label sales, which produced higher gross margins, overall, than the Company’s branded merchandise offerings. Occupancy costs, which are included in cost of sales, were $83,677,000 and $80,130,000 for fiscal 2004 and 2003, respectively.
      Selling, general and administrative expenses. SG&A expenses for fiscal 2004 were $351,540,000, or 27.7% of sales, an increase of $19,791,000 from $331,749,000 for fiscal 2003, or 27.1% of sales. The 0.6% increase in SG&A expenses, as a percent of sales, in fiscal 2004 compared with fiscal 2003 resulted primarily from: (i) a 0.3% increase in the provision for health care costs; (ii) a 0.2% increase in advertising expense; (iii) a 0.1% increase in trucking expense primarily related to rate increases, including fuel surcharges; (iv) a 0.1% increase in professional fees, primarily related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002; (v) a 0.2% increase in all other net SG&A expenses; offset by (vi) a 0.2% decrease in legal fees; and (vii) a 0.1% decrease in net payroll expense, consisting of a 0.4% increase in salaries, net of a 0.5% decrease for performance bonuses accrued in fiscal 2003. As discussed in the Annual Report on Form 10-K for fiscal 2003, the Company’s health benefit costs for fiscal 2004 were expected to be higher than fiscal 2003 due to plan design changes made in fiscal 2003. However, the Company responded to the more than expected increased costs in fiscal 2004 by redesigning its health benefit programs for fiscal 2005. It is anticipated that health care costs in fiscal 2005, as a percentage of sales, will benefit from changes in the Company’s group health care plans effective March 1, 2005. Distribution expenses, which are included in SG&A, were $22,415,000 and $20,984,000 for fiscal 2004 and 2003, respectively.
      Income taxes. The provision for income taxes for fiscal 2004 was $9,291,000, for an effective tax rate of 37.25% of earnings before income taxes, compared with a provision of $10,410,000, for an effective tax rate of 37.00% of earnings before income taxes, for fiscal 2003. The effective tax rate of 37.25% for fiscal 2004 includes a reduction of $1,037,000 related to the revaluation of deferred tax assets and liabilities. Without this reduction, the Company’s effective tax rate for fiscal 2004 would have been 41.4%. The 41.4% effective tax rate was due primarily to a shift in the composition of earnings among various entities of the Company, changes in state tax laws and certain disallowed deductions. In fiscal 2005, the Company plans to restructure its business operations wherein it anticipates the effective tax rate for fiscal 2005 to be approximately 41.0%, wherein 1.5% of this rate results from certain disallowed deductions.
Fiscal 2003 Compared with Fiscal 2002
      Overview. In fiscal 2003, the Company opened 10 new stores, relocated 3 stores, remodeled 11 stores, and closed 3 stores, bringing the total number of stores at January 31, 2004, to 335 compared with 328 at February 1, 2003. In fiscal 2002, 2 new stores were opened, 2 stores were relocated, 5 stores were remodeled, and 6 stores were closed. The Company had net earnings of $17,722,000, or 1.4% of sales, in fiscal 2003, compared with net earnings of $7,709,000, or 0.6% of sales, in fiscal 2002. Fiscal 2003 versus fiscal 2002 includes licensing revenues and gross profit thereon arising from the Company’s acquisition of the Duck Head trademarks and four related licenses during fiscal 2003.

      Sales. Sales for fiscal 2003 were $1,227,032,000, a 2.8% increase from the $1,193,405,000 for fiscal 2002. This increase of $33,627,000 consisted of: (i) a $10,956,000 increase in sales from new, transition and closed stores that are not included in comparable store sales; (ii) a $19,226,000 increase in comparable store sales; (iii) $2,740,000 from gift certificate, gift card and in-store credit forfeitures; and (iv) $705,000 in royalties from license fees. The revenue of $2,740,000 related to gift certificate, gift card and in-store credit forfeitures resulted from the reduction in a reserve and the expected forfeiture rate determined from historical forfeiture trends. The majority of benefits realized in fiscal 2003 related to gift certificate, gift card and in-store credit forfeitures were not sustained in fiscal 2004. Comparable store sales for fiscal 2003 increased 1.6% compared with fiscal 2002. The Company believes it achieved a comparable store sales increase for the year, in part, from customer acceptance of its merchandise offerings and an improved overall retail environment.
      Gross profit. Gross profit for fiscal 2003 was $359,182,000, or 29.3% of sales, a $17,860,000 increase from the $341,322,000, or 28.6% of sales, in gross profit generated for fiscal 2002. The 0.7% increase in the gross profit rate, as a percent of sales, in fiscal 2003 compared with fiscal 2002 consisted primarily of: (i) a 0.7% improvement in merchandise margins; (ii) a 0.2% contribution from gift certificate, gift card and in-store credit forfeitures; and (iii) a 0.1% contribution from royalties from license fees; offset by (iv) a 0.3% increase in shrinkage expense. The Company believes the 0.7% improvement in merchandise margins was the result of customer acceptance of its merchandise offerings and a reduction in the level of merchandise sold at clearance prices. The 0.3% increase in shrinkage expense was the result of the comparison to favorable shrinkage results from fiscal 2002. The Company’s shrinkage expense for fiscal 2003 approximated its five year average. Occupancy costs, which are included in cost of sales, were $80,130,000 and $78,422,000 for fiscal 2003 and 2002, respectively.
      Selling, general and administrative expenses. SG&A expenses for fiscal 2003 were $331,749,000, or 27.1% of sales, an increase of $2,165,000 from $329,584,000 for fiscal 2002, or 27.6% of sales. The 0.5% decrease in SG&A expenses, as a percent of sales, in fiscal 2003 compared with fiscal 2002 resulted primarily from: (i) a 0.3% reduction in impairment charges for property and equipment relating to under-performing stores incurred during fiscal 2002; (ii) a 0.3% reduction in the provision for health care costs, primarily due to the effect of plan design changes and operational efficiencies, including changes in plan administrator; (iii) a 0.1% decrease in depreciation expense; and (iv) a 0.1% decrease in all other net SG&A expenses; offset by an increase of (v) 0.2% in net payroll expense related to the accrual of bonuses; and (vi) a 0.1% increase in advertising expense. Distribution expenses, which are included in SG&A, were $20,984,000 and $21,383,000 for fiscal 2003 and 2002, respectively.
      Income taxes. The provision for income taxes for fiscal 2003 was $10,410,000, for an effective tax rate of 37.0% of earnings before income taxes, compared with a provision of $4,629,000, for an effective tax rate of 37.5% of earnings before income taxes, for fiscal 2002.
Liquidity and Capital Resources

Financial position
      The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility. The Company’s working capital was $144,091,000 at January 29, 2005, compared with $135,272,000 at January 31, 2004.
      The $8,819,000 increase in working capital from January 31, 2004 to January 29, 2005, resulted primarily from: (i) $15,653,000 in earnings; (ii) $1,168,000 from the issuance of common stock through the exercise of stock options; (iii) increases in long-term liabilities of $7,705,000; offset by (iv) a $11,292,000 net change in property and equipment; (v) dividends paid of $3,289,000; and (vi) repurchases of common stock of $1,847,000.
      In May 2001, the Company entered into a five-year, $130,000,000 syndicated revolving loan and security agreement (the “credit facility”) that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit (and has been amended periodically). The credit facility was amended effective June 18, 2003, primarily to allow the payment of cash dividends within certain prescribed limitations. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables, and cash and cash equivalents, which at January 29, 2005, aggregated $288,873,000. Of this amount, approximately $167,259,000 represented the borrowing base, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at January 29, 2005, was approximately $90,214,000. If availability

(as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate.
      There were no cash borrowings during fiscal 2004 or fiscal 2003. Letters of credit outstanding averaged $37,989,000 during fiscal 2004 compared with $38,316,000 during fiscal 2003, with the highest balance of $44,632,000 in August 2004 compared with $49,682,000 in December 2003. The Company had letters of credit outstanding of $39,735,000 and $43,269,000 at January 29, 2005 and January 31, 2004, respectively. Of these letters outstanding, $23,122,000 and $28,908,000 at January 29, 2005 and January 31, 2004, respectively, represented merchandise that had not yet been shipped to the Company and therefore had not yet been reflected in accounts payable. The Company renegotiated its business arrangement with its primary import agent in the fourth quarter of fiscal 2004, and therein eliminated the need for letters of credit with such agent. As a result, the Company expects its need for letters of credit in fiscal 2005 to be substantially less than historical amounts.

Future Commitments
      The table below sets forth the Company’s commercial commitments related to real estate leases for its stores, data processing and equipment leases, outstanding purchase commitments for merchandise and non-merchandise, and letters of credit:

	Payments Due by Fiscal Year (in thousands)

	Total	2005	2006	2007	2008	2009	Thereafter

Operating Leases	$432,976	$71,902	$67,329	$60,613	$53,131	$43,861	$136,140
Purchase Orders	223,051	223,051	—	—	—	—	—
Merchandise Commitments(1)	106,975	23,270	42,205	31,000	10,500	—	—
Non-Merchandise Commitments	799	795	4	—	—	—	—
Letters of Credit(2)	34,573	34,573	—	—	—	—	—
Standby Letters of Credit for Insurance(3)	5,162	5,162	—	—	—	—	—

(1)	These merchandise commitments represent contractual obligations between the Company and certain vendors for purchases of exclusive brand merchandise that are not included in the purchase order amounts.

(2)	These letters of credit support the importing of private-label merchandise. The Company renegotiated its business arrangement with its primary import agent in the fourth quarter of fiscal 2004, and therein eliminated the need for letters of credit for such agent. As a result, the Company expects its need for letters of credit in fiscal 2005 to be substantially less than historical amounts.

(3)	These standby letters of credit serve as collateral for the Company’s self-insured workers compensation insurance.
      In June 1999, the Board of Directors authorized the Company to spend up to $20.0 million to repurchase Common Stock. Through January 29, 2005, the Company had repurchased an aggregate of 1,342,400 shares for $9.3 million. The Company made purchases of 224,100 shares totaling $1,847,000 during fiscal 2004. The Company has authorization to repurchase $10.7 million of Common Stock as of January 29, 2005.
      On January 27, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per share to shareholders of record on March 1, 2005, payable on March 15, 2005. On March 16, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per share to shareholders of record on June 1, 2005, payable on June 15, 2005. The Company anticipates paying regular, quarterly cash dividends in the future, subject to the Company’s earnings, financial condition, capital requirements, general economic and business conditions, and other factors deemed relevant by the Board of Directors. The Company’s credit facility was amended effective June 18, 2003, to permit such dividends within certain prescribed limitations.

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
      The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No liabilities have been recorded for these obligations on the Company’s balance sheet as of January 29, 2005.
      The Company did not have any material off-balance sheet arrangements as of January 29, 2005 or January 31, 2004.
      The Company’s primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with anticipated cash flows from operations, including credit terms from vendors and factors, and the borrowings available under its credit facility will be sufficient to meet the Company’s operating and capital expenditure requirements. However, an adverse outcome from the risks and uncertainties described in the section above captioned, “Certain Factors That May Affect Future Results,” could have a material adverse effect on working capital or results of operations.

Cash flows
      Operating activities provided cash of $39,180,000, $50,978,000 and $53,002,000 in fiscal 2004, 2003 and 2002, respectively, and included the following effects:

•	Cash used for inventories in fiscal 2004, 2003 and 2002 was $31,911,000, $18,703,000 and $52,000, respectively. Inventories increased from fiscal 2003 to fiscal 2004, in part, to support the increased number of stores as well as the rollout of a new line in cosmetics and home stores.

•	Cash provided by accounts payable — trade was $16,705,000 and $13,513,000 in fiscal 2004 and 2003, respectively, as a result of higher inventory levels. Cash used for accounts payable — trade in fiscal 2002 of $9,165,000 was a result of a lower accounts payable to inventory ratio for fiscal 2002.
      Cash flows used in investing activities reflected a $36,631,000, $28,103,000 and $7,303,000 net use of cash for fiscal 2004, 2003 and 2002, respectively. Cash was used primarily to fund capital expenditures for new, relocated and remodeled existing stores, as well as for upgrading information technology, and for general corporate purposes. The Company expects capital expenditures to be approximately $62,000,000 ($22,000,000 is allocated to new and existing stores, $15,000,000 for leasehold improvements funded by tenant allowances, $14,000,000 allocated to the purchase of new aircraft, with the remainder allocated to general corporate purposes) in fiscal 2005. The Company purchased the Duck Head trademarks and four related licenses from TSI Brands Inc., and its parent corporation, Tropical Sportswear Int’l Corporation during fiscal 2003 and total acquisition costs were $4,103,000.
      Cash flows used in financing activities reflected a net use of cash of $3,968,000 in fiscal 2004, versus providing net cash of $128,000 and $525,000 in fiscal 2003 and 2002, respectively. In June 2003, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.02 per common share. This was the first quarterly cash dividend declared by the Company since becoming a public company in 1991. In June 2004, the Company increased its quarterly dividend to $0.03 per common share. The Company’s cash payments for dividends totaled $3,289,000 and $1,308,000 for fiscal 2004 and 2003, respectively. Proceeds from the issuance of common stock resulting from the exercise of stock options were $1,168,000, $1,436,000 and $525,000 for fiscal 2004, 2003 and 2002, respectively. The Company repurchased $1,847,000 of its common stock during the third quarter of fiscal 2004.

New Accounting Pronouncements
      The Financial Accounting Standards Board (the “FASB”) Interpretation No. 46 (“FIN No. 46R”), “Consolidation of Variable Interest Entities,” was issued in December 2003. This interpretation addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN No. 46R replaces FIN No. 46, which was issued in January 2003. FIN 46R provides an interpretation of Accounting Research Bulletin No. 51, “Consolidation of Financial Statements,” which addresses consolidation by business enterprises of variable interest entities where equity investors do not bear the residual economic risks and rewards. The adoption of this interpretation did not have an impact on the Company’s consolidated financial statements as the Company does not have VIEs.
      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The major revision in this statement from the original statement is that companies will now be required to recognize compensation expense in its financial statements, typically over the vesting period. This statement allows companies to apply this standard on a modified prospective method. Under this method, a company will be required to record compensation expense for all awards or grants after the date it adopts this standard and it will be required to record compensation expense for previous awards as they continue to vest. The effective date of this statement is as of the beginning of the first fiscal year beginning after June 15, 2005. If the Company had been required to adopt this statement for the fiscal year ended January 29, 2005, it would have recognized approximately $1,555,000 in compensation expense, or $976,000, net of related tax effects. The Company expects that the adoption of this statement in fiscal 2006 will have a material effect on its consolidated statement of operations for fiscal 2006.
      In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 states that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges. The provisions of SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.
      In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets” (an amendment of APB Opinion No. 29) (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company’s financial position or results of operations.
      In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FSP No. 109-1”). FSP 109-1 provides guidance on the application of FASB Statement No. 109, “Accounting for Income Taxes”, (“SFAS No. 109”), to the provision within the American Jobs Creation Act of 2004 (“the Act”) that provides a tax deduction on qualified production activities. In accordance with FSP No. 109-1, a qualified production activity deduction should be accounted for as a special deduction in accordance with SFAS No. 109. The effective date for FSP No. 109-1 was December 2004. The adoption of FSP No. 109-1 did not have a material effect on the Company’s financial position or results of operations.
      In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP No. 109-2”). FSP 109-2 provides guidance on the application of FASB Statement No. 109, “Accounting for Income Taxes”, (“SFAS No. 109”) to the provision within the American Jobs Creation Act of 2004 (“the Act”) that provides for a one-time special tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act). FSP No. 109-2 allows a Company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The effective date for FSP No. 109-2 was December 2004. The adoption of FSP No. 109-2 did not have a material impact on the Company’s financial position or results of operations.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The Company has no material investments or risks in market risk sensitive instruments.

ITEM 8.	Financial Statements and Supplementary Data
      Reference is made to the financial statements listed under the heading “(a)(1) Consolidated Financial Statements” and “(a)(2) Financial Statement Schedule” of Item 15 hereof, which financial statements and schedule are incorporated herein by reference in response to this Item 8.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

ITEM 9A.	Controls and Procedures
      As of the end of the period covered by this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer, along with the Company’s Chief Financial Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
      There were no changes in the Company’s internal controls over financial reporting during the year ended January 29, 2005 that have materially affected, or are reasonably likely to materially affect its internal controls over financial reporting.
      In coming to the conclusion that the Company’s internal control over financial reporting was effective as of January 29, 2005, management considered, among other things, the control deficiencies related to the accounting treatment of rent holidays, normal tenant improvements, construction costs, and sale-leaseback transactions in its consolidated financial statements, which resulted in a restatement of the Company’s previously issued consolidated financial statements, as disclosed in Note 2 in the Notes to Consolidated Financial Statements. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Public Company Accounting Oversight Board Auditing Standard No. 2, “An Audit of Internal Control over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” and taking into consideration that the restatement adjustments did not materially impact the Company’s net earnings, diluted earnings per common share, total cash flows, total assets, or shareholders’ equity, management concluded that the control deficiencies that resulted in this restatement of the previously issued consolidated financial statements was not a material weakness. Following the identification of these control deficiencies, management has corrected its process for evaluating accounting for rent holidays, normal tenant improvements, construction costs, and sale-leaseback transactions by a more thorough review of Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” and Statement of Financial Accounting Standards No. 98, “Accounting for Leases.” Management will continue to monitor developments in generally accepted accounting principles and changes in the Company’s business to reduce the risk of classification errors in the consolidated financial statements.
Management’s Report on Internal Control over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of its internal control over financial reporting as of January 29, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management has concluded that, as of January 29, 2005, its internal control over financial reporting is effective based on these criteria.

      Management’s assessment of the effectiveness of internal control over financial reporting as of January 29, 2005, has been audited by Deloitte & Touche LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements, and their opinion of management’s assessment is stated in their report, which is included herein.
      The Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Goody’s Family Clothing, Inc. have been detected.
April 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Goody’s Family Clothing, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Goody’s Family Clothing, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2005 of the Company and our report dated April 15, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
Atlanta, Georgia
April 15, 2005

PART III

ITEM 9B.	Other Information
      None.

ITEM 10.	Directors and Executive Officers of the Registrant
      The information required by this item is incorporated by reference to information under the captions “Item 1. Election of Directors — Biographies of Director Nominees, Directors and Executive Officers,” and “Item 1. Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance,” in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders currently scheduled to be held on June 15, 2005.

ITEM 11.	Executive Compensation
      The information required by this item is incorporated by reference to information under the caption “Item 1. Election of Directors — Executive Compensation and Other Information,” in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders currently scheduled to be held on June 15, 2005.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated by reference to information under the caption “Item 1. Election of Directors — Share Ownership,” in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders currently scheduled to be held on June 15, 2005.

ITEM 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated by reference to information under the caption “Item 1. Election of Directors — Certain Transactions with Directors and Officers,” in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders currently scheduled to be held on June 15, 2005.

ITEM 14.	Principal Accounting Fees and Services
      The information required by this item is incorporated by reference to information under the caption “Auditors,” in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders currently scheduled to be held on June 15, 2005.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)(1) Consolidated Financial Statements
      The following consolidated financial statements of Goody’s and the Report of Independent Registered Public Accounting Firm thereon are included in Item 8 above:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Statements of Operations for each of the three fiscal years in the period ended January 29, 2005.

•	Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004.

•	Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended January 29, 2005.

•	Consolidated Statements of Shareholders’ Equity for each of the three fiscal years in the period ended January 29, 2005.

•	Notes to Consolidated Financial Statements for each of the three fiscal years in the period ended January 29, 2005.
(a)(2) Financial Statement Schedule

(a)(3) Exhibits
      The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.
Exhibit List

Exhibit
No.	Ref.		Description

3.1	b	—	Amended and Restated Charter of the Registrant
3.2	c	—	Amended and Restated Bylaws of the Registrant
4.1		—	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Charter and Amended and Restated Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant
10.34	d	—	Goody’s Family Clothing, Inc. Employee Payroll Investment Plan*
10.36	e	—	Indemnification agreement between the Registrant and Robert M. Goodfriend*
10.39	e	—	Indemnification agreement between the Registrant and Samuel J. Furrow*
10.40	e	—	Indemnification agreement between the Registrant and Robert F. Koppel*
10.41	e	—	Indemnification agreement between the Registrant and Cheryl L. Turnbull*
10.44	f	—	Indemnification agreement between the Registrant and Irwin L. Lowenstein*
10.50	g	—	Amendment to the Goody’s Family Clothing, Inc. Employee Payroll Investment Plan*
10.53	h	—	Employment agreement between the Registrant and Edward R. Carlin dated May 20, 1998*
10.55	h	—	Employment agreement between the Registrant and David R. Mullins dated May 20, 1998*
10.56	i	—	Employment agreement between the Registrant and Bruce E. Halverson dated May 20, 1998*
10.59	i	—	Employment agreement between the Registrant and Jay D. Scussel dated May 20, 1998*
10.61	i	—	Employment agreement between the Registrant and Bobby Whaley dated May 20, 1998*
10.72	l	—	Split-Dollar Life Insurance Agreement between the Registrant, Robert and Wendy Goodfriend Irrevocable Trust, and Robert M. Goodfriend*
10.79	n	—	Goody’s Family Clothing, Inc. Amended and Restated 1991 Stock Incentive Plan*
10.80	n	—	Goody’s Family Clothing, Inc. Amended and Restated 1993 Stock Option Plan*
10.81	n	—	Goody’s Family Clothing, Inc. Amended and Restated 1997 Stock Option Plan*
10.82	n	—	Goody’s Family Clothing, Inc. Amended and Restated Discounted Stock Option Plan for Directors*
10.83	n	—	Employment agreement between the Registrant and John A. Payne dated July 18, 2000*
10.85	o	—	Employment agreement between the Registrant and Max W. Jones dated July 31, 2000*
10.86	o	—	Fourth Amendment Agreement dated September 30, 2000 between the Registrant, Goody’s MS, L.P. and Goody’s IN, L.P., GFCTX, L.P., GFCTN, L.P., GFCGA, L.P. and GFCFS, LLC, TREBOR of TN, Inc., SYDOOG, Inc. and GOFAMCLO, Inc. and the Lenders as identified therein and First Tennessee Bank National Association as Administrative Agent
10.88	p	—	Employment agreement between the Registrant and David G. Peek dated February 5, 2001*
10.90	q	—	Loan and Security Agreement dated as of May 31, 2001 among Goody’s Family Clothing, Inc., Sydoog, Inc., Trebor of TN, Inc., GOFAMCLO, Inc., GFCFS, LLC, Goody’s MS, L.P., Goody’s IN, L.P., GFCTX, L.P., GFCTN, L.P., and GFCGA, L.P. and the financial institutions party hereto from time to time, The CIT Group/Business Credit, Inc., and GMAC Commercial Credit LLC
10.91	r	—	First Amendment To Loan and Security Agreement, effective as of August 29, 2001, by and among Goody’s Family Clothing, Inc. and the other borrowers, the financial institutions party to the Loan Agreement from time to time, and The CIT Group/Business Credit Inc.
10.93	r	—	Dedicated Service Agreement between the Registrant and Landair Transport, Inc. dated April 22, 2002
10.96	t	—	Employment agreement between the Registrant and Hazel A. Moxim dated January 29, 2003*
10.97	t	—	Employment agreement between the Registrant and Robert S. Gobrecht dated January 29, 2003*

Exhibit
No.	Ref.		Description

10.99	u	—	Second Amendment To Loan and Security Agreement effective as of June 18, 2003, by and among Goody’s Family Clothing, Inc. and the other borrowers, the financial institutions party to the Loan Agreement from time to time, and The CIT Group/Business Credit, Inc.
10.100	v	—	Employment agreement between the Registrant and Regis J. Hebbeler dated January 28, 2004*
10.101	v	—	Third Amendment To Loan and Security Agreement effective as of December 31, 2003, by and among Goody’s Family Clothing, Inc. and the other borrowers, the financial institutions party to the Loan Agreement from time to time, and The CIT Group/Business Credit, Inc.
10.102	w	—	Employment agreement between the Registrant and Carmen Monaco dated February 9, 2004*
10.103	x	—	Employment agreement between the Registrant and Devin Keil dated July 12, 2004*
10.104		—	Employment agreement between the Registrant and Frederick J. Mershad, effective January 3, 2005*
21		—	Subsidiaries of the Registrant
23		—	Consent of Independent Registered Public Accounting Firm
31.1		—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.3		—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The indicated exhibit is a management contract or compensatory plan or arrangement.
a	Incorporated herein by reference to exhibit of the same number in Registrant’s Registration Statement on Form S-3 (Registration No. 333-32409) filed on August 18, 1997 and amended on August 25, 1997 and September 3, 1997.
b	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (File No. 019526).
c	Incorporated herein by reference exhibit of the same number in Registrant’s Annual Report on Form 10-K for the year ended January 28, 1995 (File No. 019526).
d	Incorporated herein by reference to exhibit 4 in Registrant’s Registration Statement on Form S-8 (Registration No. 333-00052) originally filed on January 4, 1996.
e	Incorporated herein by reference to exhibit of the same number in Registrant’s Annual Report on Form 10-K for the year ended February 3, 1996 (File No. 019526).
f	Incorporated herein by reference to exhibit of the same number in Registrant’s Annual Report on Form 10-K for the year ended February 1, 1997 (File No. 019526).
g	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 1, 1997 (File No. 019526).
h	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 1, 1998 (File No. 019526).
i	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1998 (File No. 019526).
j	Incorporated herein by reference to exhibit of the same number in Registrant’s Annual Report on Form 10-K for the year ended January 30, 1999 (File No. 019526).
k	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1999 (File No. 019526).
l	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 1999 (File No. 019526).
m	Incorporated herein by reference to exhibit of the same number in Registrant’s Annual Report on Form 10-K for the year ended January 29, 2000 (File No. 019526).
n	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2000 (File No. 019526).
o	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2000 (File No. 019526).
p	Incorporated herein by reference to exhibit of the same number in Registrant’s Annual Report on Form 10-K for the year ended February 3, 2001 (File No. 019526).
q	Incorporated herein by reference to exhibit of the same number in Registrant’s Annual Report on Form 8-K/ A dated July 3, 2001 (File No. 019526).
r	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 (File No. 019526).

s	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2002 (File No. 019526).
t	Incorporated herein by reference to exhibit of the same number in Registrant’s Annual Report on Form 10-K for the year ended February 2, 2002 (File No. 019526).
u	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003 (File No. 019526).
v	Incorporated herein by reference to exhibit of the same number in Registrant’s Annual Report on Form 10-K for the year ended January 31, 2004 (File No. 019526).
w	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 (File No. 019526).
x	Incorporated herein by reference to exhibit of the same number in Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (File No. 019526).

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOODY’S FAMILY CLOTHING, INC.

By:	/s/ ROBERT M. GOODFRIEND

Robert M. Goodfriend
Chairman of the Board and
Chief Executive Officer
Dated: April 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ ROBERT M. GOODFRIEND Robert M. Goodfriend	Chairman of the Board and Chief Executive Officer	April 15, 2005

By:	/s/ EDWARD R. CARLIN Edward R. Carlin	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	April 15, 2005

By:	/s/ DAVID G. PEEK David G. Peek	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 15, 2005

By:	/s/ SAMUEL J. FURROW Samuel J. Furrow	Director	April 15, 2005

By:	/s/ ROBERT F. KOPPEL Robert F. Koppel	Director	April 15, 2005

By:	/s/ IRWIN L. LOWENSTEIN Irwin L. Lowenstein	Director	April 15, 2005

By:	/s/ CHERYL L. TURNBULL Cheryl L. Turnbull	Director	April 15, 2005

GOODY’S FAMILY CLOTHING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Goody’s Family Clothing, Inc.
      We have audited the accompanying consolidated balance sheets of Goody’s Family Clothing, Inc. and subsidiaries (“the Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements and financial statement schedule present fairly, in all material respects, the financial position of Goody’s Family Clothing, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 2, the accompanying balance sheets as of January 31, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two fiscal years in the period ended January 31, 2004 have been restated.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Atlanta, Georgia
April 15, 2005

GOODY’S FAMILY CLOTHING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year

		2003	2002
		(As restated,	(As restated,
	2004	see Note 2)	see Note 2)

	(52 weeks)	(52 weeks)	(52 weeks)
	(In thousands, except per share amounts)
Sales	$1,266,993	$1,227,032	$1,193,405
Cost of sales and occupancy expenses	891,433	867,850	852,083

Gross profit	375,560	359,182	341,322
Selling, general and administrative expenses	351,540	331,749	329,584

Earnings from operations	24,020	27,433	11,738
Investment income	1,058	716	624
Interest expense	134	17	24

Earnings before income taxes	24,944	28,132	12,338
Provision for income taxes	9,291	10,410	4,629

Net earnings	$15,653	$17,722	$7,709

Earnings per common share:
Basic	$0.48	$0.54	$0.24

Diluted	$0.46	$0.53	$0.23

Cash dividends declared per common share	$0.11	$0.06	$—

Weighted average common shares outstanding:
Basic	32,897	32,675	32,525

Diluted	33,755	33,395	33,021

See accompanying notes to consolidated financial statements

GOODY’S FAMILY CLOTHING, INC.
CONSOLIDATED BALANCE SHEETS

		January 31,
		2004
	January 29,	(As restated,
	2005	see Note 2)

	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$121,614	$123,033
Inventories	230,637	198,726
Accounts receivable and other current assets	19,932	13,177

Total current assets	372,183	334,936
Property and equipment, net	126,229	115,564
Other assets	4,988	5,437

Total assets	$503,400	$455,937

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable — trade	$136,116	$119,411
Accounts payable — other	17,716	11,999
Accrued expenses	46,413	46,361
Current deferred income taxes	27,847	21,893

Total current liabilities	228,092	199,664
Other long-term liabilities	26,032	18,263
Deferred income taxes	10,375	11,066

Total liabilities	264,499	228,993

Commitments and Contingencies (Notes 9 and 11)
Shareholders’ Equity
Preferred stock, par value $1 per share;
Authorized — 2,000,000 shares; Issued and outstanding — none
Class B Common stock, no par value;
Authorized — 50,000,000 shares; Issued and outstanding — none
Common stock, no par value;
Authorized — 50,000,000 shares; Issued and outstanding — 32,842,019 and 32,841,706 shares, respectively	34,619	34,697
Retained earnings	204,282	192,247

Total shareholders’ equity	238,901	226,944

Total liabilities and shareholders’ equity	$503,400	$455,937

See accompanying notes to consolidated financial statements

GOODY’S FAMILY CLOTHING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year

		2003	2002
		(As restated,	(As restated,
	2004	see Note 2)	see Note 2)

	(52 weeks)	(52 weeks)	(52 weeks)
	(In thousands)
Cash Flows from Operating Activities
Net earnings	$15,653	$17,722	$7,709
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,495	23,095	23,978
Net loss on asset sales, disposals and write-downs	1,068	409	4,034
Changes in assets and liabilities:
Inventories	(31,911)	(18,703)	(52)
Accounts payable — trade	16,705	13,513	(9,165)
Accounts payable — other	5,717	(12,322)	5,273
Other assets, liabilities and income tax accounts	7,453	27,264	21,225

Net cash provided by operating activities	39,180	50,978	53,002

Cash Flows from Investing Activities
Acquisitions of property and equipment	(37,480)	(24,316)	(7,662)
Acquisition of intangible assets	—	(4,103)	—
Proceeds from sale of property and equipment	849	316	359

Net cash used in investing activities	(36,631)	(28,103)	(7,303)

Cash Flows from Financing Activities
Dividends paid to shareholders	(3,289)	(1,308)	—
Proceeds from exercise of stock options	1,168	1,436	525
Shares repurchased and retired	(1,847)	—	—

Net cash (used in) provided by financing activities	(3,968)	128	525

Net (decrease) increase in cash and cash equivalents	(1,419)	23,003	46,224
Cash and cash equivalents, beginning of year	123,033	100,030	53,806

Cash and cash equivalents, end of year	$121,614	$123,033	$100,030

Supplemental Disclosures:
Net income tax payments (refunds)	$7,170	$1,372	$(11,764)
Interest payments	2	4	18
Sale/leaseback of property and equipment	4,080	1,050	1,600
See accompanying notes to consolidated financial statements

GOODY’S FAMILY CLOTHING, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Retained
	Shares	Amount	Earnings	Total

	(In thousands)
Balance February 2, 2002 (as previously reported)	32,451	$31,914	$170,802	$202,716
Cumulative adjustment (see Note 2)	—	—	(2,019)	(2,019)

Balance February 2, 2002 (as restated, see Note 2)	32,451	$31,914	$168,783	$200,697
Net earnings (as restated, see Note 2)	—	—	7,709	7,709
Exercise of stock options	105	714	—	714
Other	—	127	—	127

Balance February 1, 2003 (as restated, see Note 2)	32,556	$32,755	$176,492	$209,247
Net earnings (as restated, see Note 2)	—	—	17,722	17,722
Exercise of stock options	286	1,942	—	1,942
Cash dividends declared	—	—	(1,967)	(1,967)

Balance January 31, 2004 (as restated, see Note 2)	32,842	$34,697	$192,247	$226,944
Net earnings	—	—	15,653	15,653
Exercise of stock options	224	1,769	—	1,769
Shares repurchased	(224)	(1,847)	—	(1,847)
Cash dividends declared	—	—	(3,618)	(3,618)

Balance January 29, 2005	32,842	$34,619	$204,282	$238,901

See accompanying notes to consolidated financial statements

GOODY’S FAMILY CLOTHING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended January 29, 2005, January 31, 2004 and February 1, 2003

1.	Summary of Significant Accounting Policies
      Description of business. Headquartered in Knoxville, Tennessee, Goody’s Family Clothing, Inc. and subsidiaries (the “Company”) is a retailer of moderately priced family apparel with 357 stores in 20 states (all under one business segment) as of January 29, 2005.
      Fiscal year end. The Company’s fiscal year ends on the Saturday nearest the last day of January. Fiscal 2004, 2003 and 2002 refer to the Company’s fiscal years ended January 29, 2005 (52 weeks), January 31, 2004 (52 weeks) and February 1, 2003 (52 weeks), respectively.
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
      Lower of cost or market (“LCM”) reserves are maintained for inventory that may be sold below cost. In determining this reserve, the Company estimates the future selling price of its merchandise, given its current selling price and its planned promotional activities, and provides a reserve for the difference between cost and the expected selling price for all items expected to be sold below cost.
      The Company conducts a chain wide physical inventory count near the end of each fiscal year and adjusts the Company’s records to reflect the actual inventory counts. For interim financial reporting quarters, the Company provides a reserve for shrinkage based principally on historical shrinkage experience.
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

GOODY’S FAMILY CLOTHING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Cost of Goods Sold. In addition to the product cost of merchandise sold, the Company includes inbound freight to its distribution centers, shrinkage expense, lower of cost or market inventory expense, transaction fees related to private-label credit cards, and occupancy costs in its cost of goods sold.
      Selling, General & Administrative Expenses. Corporate and store salaries, advertising, purchasing, distribution costs (including receiving, inspection, warehousing, freight expense related to shipments from distribution centers to stores and intra-store transfers), depreciation, and other general expenses are included in selling, general and administrative expenses. Distribution expenses were $22,415,000, $20,984,000 and $21,383,000 for fiscal 2004, 2003 and 2002, respectively.
      Advertising. For annual financial reporting purposes, the Company expenses all advertising expenditures as incurred. For interim financial reporting purposes, the Company expenses advertising expenditures in the period when the advertisement first runs. Advertising expenses, net of vendor reimbursements, were $77,309,000, $72,533,000 and $69,477,000 for fiscal 2004, 2003 and 2002, respectively.
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
      Operating Leases. The Company leases all of its store locations and certain storage facilities under operating leases. Most lease agreements contain rent holidays, rent escalation clauses, and contingent rent provisions based on predetermined sales levels. The Company generally records minimum rental expenses on a straight-line basis from the time the Company takes possession of the leased space for initial setup purposes to

GOODY’S FAMILY CLOTHING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the last day of the initial lease term. Minimum rental payments include the aggregate of all rental payments scheduled to be made to the landlord over the initial term of the lease, excluding contingent rents based on sales.
      Certain leases contain contingent rent provisions, which are determined as a percentage of gross sales in excess of specified levels. The Company records a rent liability in “Accrued expenses” on the consolidated balance sheets and the corresponding rent expense on the consolidated income statements when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.
      Occasionally, the Company will enter into lease agreements that require it to complete certain normal tenant improvements of the leased space. The Company capitalizes expenditures made for normal tenant improvements in “property and equipment, net,” on its consolidated balance sheets and depreciates the assets over the lesser of the useful lives of the assets or the related lease terms. The receipt of tenant improvement allowances are recorded as “other long-term liabilities,” and the liability is amortized as a reduction of occupancy expense in the “cost of sales and occupancy expenses” on its consolidated statements of operations.
      Furthermore, based on guidance provided by Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company is sometimes deemed to be the owner of the construction project during the construction period. Lease costs, including holiday rent during the construction period, are capitalized as part of the construction project. At the end of the construction phase of the project, the Company determines if the lease agreement with the landlord qualifies under the provisions of Statement of Financial Accounting Standards No. 98, “Accounting for Leases,” for sale-leaseback accounting treatment. If the Company determines that sale-leaseback treatment is appropriate, then the Company records a sale of the property to the landlord. If sale-leaseback accounting treatment does not apply, then the assets remain in “property and equipment, net,” and are depreciated over the term of the lease, while the proceeds from the landlord are recorded in “other long-term liabilities,” and amortized over the term of the lease.
      For rent holidays, the Company records a deferred rent liability in “Accrued expenses” and “Other long-term liabilities” on the consolidated balance sheets and amortizes the deferred rent on a straight-line basis over the term of the lease as reductions to rent expense on the consolidated statements of operations in “Cost of sales and occupancy expenses.”
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
      Income taxes. The Company determines its income tax provision based on a combination of applicable federal and state tax rates. Deferred income taxes are recognized for the tax consequences of temporary differences between the tax and financial reporting basis of the Company’s assets and liabilities based on enacted tax laws and statutory tax rates applicable to the future years that the differences are expected to affect taxable income.
      Earnings per common share. Basic earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net earnings by the weighted-average number of common shares outstanding and potentially dilutive common shares. Weighted-average diluted shares outstanding differs from weighted-average basic shares outstanding solely from the effect of dilutive stock options under the treasury stock method and amounted to 858,000, 720,000 and 496,000 shares for fiscal 2004, 2003 and 2002, respectively. Stock options to purchase 986,000, 932,000 and 930,000 shares of the Company’s common stock (“Common Stock”) in fiscal 2004, 2003 and 2002, respectively, were excluded from the computation of weighted-average diluted shares outstanding because they would have been antidilutive.
      Stock-Based Compensation. At January 29, 2005, the Company had four stock option plans that are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted

GOODY’S FAMILY CLOTHING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, expense is recorded in connection with stock options issued under the Directors’ Plan to non-employee directors and this expense has been immaterial. The following table illustrates the effect on net earnings and earnings per common share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transaction and Disclosure — an Amendment of FASB Statement No. 123,” to stock-based employee compensation (in thousands, except per share amounts):

	Fiscal Year

	2004	2003	2002

Net earnings, as reported	$15,653	$17,722	$7,709
Deduct: Total stock-based employee compensation expense determined under fair value based-method for all awards, net of related tax effects	(976)	(703)	(1,341)

Pro forma net earnings	$14,677	$17,019	$6,368

Earnings per common share
Basic — as reported	$0.48	$0.54	$0.24
Basic — pro forma	0.45	0.52	0.20
Diluted — as reported	0.46	0.53	0.23
Diluted — pro forma	0.43	0.51	0.19
      The fair value of the options granted under the Company’s various stock option plans during fiscal 2004, 2003 and 2002 was estimated on their date of grant using the Black-Scholes single option-pricing model with the following assumptions:

	Fiscal Year

	2004	2003	2002

Dividend yield	1.2%	1.0%	0.0%
Expected volatility	68%	70%	71%
Risk free interest rates	3.9%	3.8%	3.6%
Weighted-average expected lives, in years	7	7	7
Weighted-average fair value of options granted	$6.18	$4.79	$3.66
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
      New Accounting Pronouncements. The Financial Accounting Standards Board (the “FASB”) Interpretation No. 46 (“FIN No. 46R”), “Consolidation of Variable Interest Entities,” was issued in December 2003. This interpretation addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. FIN No. 46R replaces FIN No. 46, which was issued in January 2003. FIN 46R provides an interpretation of Accounting Research Bulletin No. 51 “Consolidation of Financial Statements,” which addresses consolidation by business enterprises of variable interest entities where equity investors do not bear the residual economic risks and rewards. The adoption of this interpretation did not have an impact on the Company’s consolidated financial statements as the Company does not have VIEs.
      In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). This statement established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The major revision in this statement from the

GOODY’S FAMILY CLOTHING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
original statement is that companies will now be required to recognize compensation expense in its financial statements, typically over the vesting period. This statement allows that companies to apply this standard on a modified prospective method. Under this method, a company will be required to record compensation expense for all awards or grants after the date it adopts this standard and it will be required to record compensation expense for previous awards as they continue to vest. The effective date of this statement is as of the beginning of the first fiscal year beginning after June 15, 2005. If the Company had been required to adopt this statement for the fiscal year ended January 29, 2005, it would have recognized approximately $1,555,000 in compensation expense, or $976,000, net of related tax effects. The Company expects that the adoption of this statement in fiscal 2006 will have a material effect on its statement of operations for fiscal 2006.
      In November 2004, the FASB issued Statement No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 states that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges. The provisions of SFAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material effect on the Company’s financial position or results of operations.
      In December 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets” (amendment of APB Opinion No. 29). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company’s financial position or results of operations.
      In December 2004, the FASB issued Staff Position No. 109-1 (“FSP No. 109-1”). FSP 109-1 provides guidance on the application of Statement No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”), to the provision within the American Jobs Creation Act of 2004 (“the Act”) that provides a tax deduction on qualified production activities. In accordance with FSP No. 109-1, a qualified production activity deduction should be accounted for as a special deduction in accordance with SFAS No. 109. The effective date for FSP No. 109-1 was December 2004. The adoption of FSP No. 109-1 did not have a material effect on the Company’s financial position or results of operations.
      In December 2004, the FASB issued Staff Position No. 109-2 (“FSP No. 109-2”). FSP 109-2 provides guidance on the application of Statement No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) to the provision within the American Jobs Creation Act of 2004 (“the Act”) that provides for a one time special tax deduction of 85% of certain foreign earnings that are repatriated (as defined in the Act). FSP No. 109-2 allows a Company time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The effective date for FSP No. 109-2 was December 2004. The adoption of FSP No. 109-2 did not have a material impact on the Company’s financial position or results of operations.
      Reclassifications. Certain reclassifications have been made to the consolidated financial statements of prior years to conform to the current year’s presentation.

2.	Restatement
      Subsequent to the issuance of the Company’s financial statements for the year ended January 31, 2004, Company management initiated a review of its lease accounting principles and determined that its previous method of accounting for rent holidays, tenant improvement allowances and construction costs was not in accordance with generally accepted accounting principles. As a result, the Company has restated its consolidated balance sheet for the fiscal year ended January 31, 2004, and its consolidated statements of operations and cash flows for the fiscal years ended January 31, 2004 and February 1, 2003. The impact of this error on prior periods not presented is shown as an adjustment to beginning retained earnings as of February 2, 2002 of $2,019,000.
      Historically, the Company recorded rent expense in connection with rent holiday periods on a straight-line basis over the lease term commencing with the opening date for its new and relocated store locations.

GOODY’S FAMILY CLOTHING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Management re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” and determined that for calculating rent expense, the holiday period begins on the date the Company takes possession of the leased space, which for the Company is generally three weeks prior to a store opening date.
      Furthermore, the Company historically recorded tenant improvement allowances as a reduction of capital expenditures in property and equipment. The Company now capitalizes expenditures made for normal tenant improvements in “property and equipment, net,” on its consolidated balance sheets and depreciates the assets over the lease term. The receipt of tenant improvement allowances are now recorded as “other long-term liabilities,” and the liability is amortized as a reduction of occupancy expense in “cost of sales and occupancy expenses” on its consolidated statements of operations. Finally, tenant improvement allowances have been reclassified in the consolidated statements of cash flows by increasing “acquisitions of property and equipment” in cash used in investing activities and increasing “other assets, liabilities and income tax accounts” in cash provided by operating activities.
      Finally, management re-evaluated Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” as it relates to ownership of the construction project and determined that the Company is sometimes deemed to be the owner of the construction project during the construction period. In addition, management re-evaluated Statement of Financial Accounting Standards No. 98, “Accounting for Leases,” for sale-leaseback accounting treatment of construction projects and determined that when sale-leaseback accounting treatment is appropriate, the Company records a sale of the property to the landlord. If sale-leaseback accounting treatment does not apply, then the assets remain in “property and equipment, net,” and are depreciated over the term of the lease, while the proceeds from the landlord are recorded in “other long-term liabilities,” and amortized over the term of the lease.
      The following is a summary of the effects of the restatement on the Company’s consolidated financial statements (in thousands):

	Consolidated Statements of Operations

	As Previously
	Reported	Adjustments	As Restated

Fiscal year ended January 31, 2004
Cost of sales and occupancy expenses	$869,382	$(1,532)	$867,850
Gross profit	357,650	1,532	359,182
Selling, general and administrative expenses	330,316	1,433	331,749
Earnings from operations	27,334	99	27,433
Earnings before income taxes	28,033	99	28,132
Provision for income taxes	10,372	38	10,410
Net earnings	17,661	61	17,722
Fiscal year ended February 1, 2003
Cost of sales and occupancy expenses	853,583	(1,500)	852,083
Gross profit	339,822	1,500	341,322
Selling, general and administrative expenses	328,301	1,283	329,584
Earnings from operations	11,521	217	11,738
Earnings before income taxes	12,121	217	12,338
Provision for income taxes	4,545	84	4,629
Net earnings	7,576	133	7,709

GOODY’S FAMILY CLOTHING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidated Balance Sheet

	As Previously
	Reported	Adjustments	As Restated

As of January 31, 2004
Property and equipment, net	$106,968	$8,596	$115,564
Total assets	447,341	8,596	455,937
Accrued expenses	46,095	266	46,361
Current deferred income taxes	21,909	(16)	21,893
Total current liabilities	199,414	250	199,664
Other long-term liabilities	6,945	11,318	18,263
Deferred income taxes	12,212	(1,146)	11,066
Total liabilities	218,571	10,422	228,993
Retained earnings	194,073	(1,826)	192,247
Total shareholders’ equity	228,770	(1,826)	226,944
Total liabilities and shareholders’ equity	447,341	8,596	455,937

3.	Property and equipment
      Property and equipment consisted of the following (in thousands):

	January 29,	January 31,
	2005	2004

Land	$3,807	$3,807
Buildings	35,762	35,695
Leasehold improvements	64,957	53,709
Furniture and equipment	203,443	183,836

	307,969	277,047
Less accumulated depreciation and amortization	181,740	161,483

Property and equipment, net	$126,229	$115,564

      The Company reviews all of its operations for indications of impairment in accordance with its accounting policy as discussed in Note 1. Primarily, such indications consist of stores with deteriorating operating results and stores under watch for possible closure or relocation. Impairment charges were incurred for 19, 12 and 26 stores, during fiscal 2004, 2003 and 2002, respectively. These charges related to property and equipment and were included in selling, general and administrative expenses and totaled $1,058,000, $420,000 and $4,312,000 in fiscal 2004, 2003 and 2002, respectively. To determine the impaired assets fair values, the Company used the future estimated store cash flows discounted at a risk commensurate rate of 11% for fiscal years 2004, 2003, and 2002.
      Depreciation expense was $24,270,000, $22,882,000 and $23,765,000 for fiscal 2004, 2003 and 2002, respectively.

4.	Intangible Assets
      The Company purchased the Duck Head trademarks and four related licenses from TSI Brands Inc., and its parent corporation, Tropical Sportswear Int’l Corporation, during fiscal 2003 and total acquisition costs were $4,103,000. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Company performed a valuation of the trademarks and determined that the asset has an indefinite life and no impairment charge was necessary for the year ended January 29, 2005. Intangible assets are included within other assets in the accompanying consolidated balance sheets.

5.	Credit facility
      In May 2001, the Company entered into a five-year $130,000,000 syndicated revolving loan and security agreement (the “credit facility”) that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents, which at January 29, 2005, aggregated $288,873,000. Of this amount, approximately $167,259,000 represented the borrowing base, which

GOODY’S FAMILY CLOTHING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at January 29, 2005, was approximately $90,214,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. The credit facility was amended effective June 18, 2003, primarily to allow the payment of cash dividends within certain prescribed limitations.
      There were no cash borrowings during fiscal 2004 or fiscal 2003. Letters of credit outstanding averaged $37,989,000 during fiscal 2004 compared with $38,316,000 during fiscal 2003, with the highest balance of $44,632,000 in August 2004 compared with $49,682,000 in December 2003. The Company had letters of credit outstanding of $39,735,000 and $43,269,000 at January 29, 2005 and January 31, 2004, respectively. Of these letters outstanding, $23,122,000 and $28,908,000 at January 29, 2005 and January 31, 2004, respectively, represented merchandise that had not yet been shipped to the Company and therefore had not yet been reflected in accounts payable.

6.	Income taxes
      The provision for income taxes for the years indicated consisted of the following (in thousands):

	Fiscal Year

	2004	2003	2002

Current
Federal	$—	$(2,275)	$(2,615)
State	598	(1,082)	(44)

Total current	598	(3,357)	(2,659)

Deferred
Federal	7,416	11,635	6,476
State	1,277	2,132	812

Total deferred	8,693	13,767	7,288

Provision for income taxes	$9,291	$10,410	$4,629

      The provision for income taxes differed from the amounts computed by applying the federal statutory rate to earnings before income taxes as follows (in thousands):

	Fiscal Year

	2004	2003	2002

Tax expense at statutory rate	$8,730	$9,812	$4,242
State taxes, net of federal benefit	1,219	98	478
Effect of revaluation of deferred taxes	(1,037)	—	—
Effect of other items	379	500	(91)

Provision for income taxes	$9,291	$10,410	$4,629

GOODY’S FAMILY CLOTHING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences were as follows (in thousands):

	January 29,	January 31,
	2005	2004

Current (liability) asset
Inventory carrying cost	$(36,147)	$(27,681)
Net operating loss carryforward and tax credit carryforwards	3,755	3,992
Accrued expenses and other	4,545	1,796

Current deferred tax liability	$(27,847)	$(21,893)

Deferred (liability) asset
Depreciation	$(15,819)	$(13,474)
Net operating loss carryforward	2,506	3,003
Other	2,938	(595)

Long-term deferred tax liability	$(10,375)	$(11,066)

      The increase in the current deferred tax liability from January 31, 2004 to January 29, 2005, is related primarily to the inventory valuation under the retail method. The Company has net operating loss carryforwards for federal income tax purposes of $7,919,000 at January 29, 2005, with expirations ranging from fiscal 2023 through fiscal 2025. The Company also has net operating loss carryforwards for state income tax purposes aggregating $64,024,000 at January 29, 2005, with expirations ranging from fiscal 2005 through fiscal 2025.

GOODY’S FAMILY CLOTHING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Stock options
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
      The 1991 Plan, 1993 Plan and 1997 Plan provide for the grant of nonqualified and incentive stock options to key employees and directors and formula options to non-employee directors. The Compensation Committee of the Board of Directors determines the exercise price (not to be less than the fair market value of the Common Stock for incentive options or formula options on the date of grant (based upon the closing sales price of the Common Stock for the business day immediately preceding the date of grant)) and the vesting and exercise periods. The options typically vest in equal installments over five years from the date of grant and are generally exercisable up to 10 years from the date of grant. The Company is authorized to issue an aggregate of 3,500,000 shares of Common Stock under the 1997 Plan. The 1991 Plan and the 1993 Plan each terminated in September 2001 and April 2003, respectively, and as such, the Company is no longer entitled to issue options thereunder. However, at January 29, 2005, an aggregate of 1,381,962 options remain outstanding under the 1991 Plan and the 1993 Plan.
      Under the Directors’ Plan, non-employee directors may elect to receive options to purchase Common Stock at an exercise price equal to 50% of the fair market value of the Common Stock on the date of grant (based upon the closing sales price of the Common Stock for the business day immediately preceding the date of grant) in lieu of cash for their director fees. These options vest 1 year from the date of grant and are exercisable up to 20 years from the date of grant. The annual expense recorded in connection with stock options issued under this plan has been immaterial. The Company is authorized to issue an aggregate of 500,000 shares of Common Stock under the Directors’ Plan.
      A summary of the stock option activity and the related weighted-average exercise prices for all the option plans is as follows:

	Shares Available	Outstanding	Weighted Average
	For Grant	Options	Exercise Price

As of February 2, 2002	509,540	3,656,954	$7.15
New shares authorized	1,700,000	—	—
Granted	(391,158)	391,158	4.99
Exercised	—	(104,403)	5.03
Forfeited and expired	132,300	(183,510)	9.30

As of February 1, 2003	1,950,682	3,760,199	6.88
Granted	(444,820)	444,820	7.60
Exercised	—	(286,173)	9.38
Forfeited and expired	382,200	(416,650)	5.16

As of January 31, 2004	1,888,062	3,502,196	7.32
Granted	(869,780)	869,780	9.83
Exercised	—	(224,413)	5.20
Forfeited and expired	170,500	(192,750)	10.31

As of January 29, 2005	1,188,782	3,954,813	7.85

GOODY’S FAMILY CLOTHING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at January 29, 2005:

	Outstanding Options
				Exercisable Options
		Weighted
		Average	Weighted		Weighted
	Options	Remaining	Average	Options	Average
	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Range of Exercise Prices	January 29, 2005	Life (Years)	Price	January 29, 2005	Price

$ 2.06 to $ 3.90	1,104,716	4.4	$3.65	951,116	$3.65
$ 4.03 to $ 5.35	791,174	5.7	4.58	632,474	4.56
$ 5.38 to $ 8.83	821,729	7.9	7.65	263,462	6.63
$ 8.88 to $12.53	794,194	7.9	10.42	216,344	10.17
$12.56 to $27.50	443,000	3.1	19.90	441,000	19.93

	3,954,813			2,504,396

8.	Benefit plans
      The Company maintains the Goody’s Family Clothing, Inc. 401(k) Retirement Plan (the “401(k) Plan”) with a salary deferral feature for all eligible Associates. Under the terms of the 401(k) Plan, eligible Associates may contribute between 3% and 15% of their annual compensation on a pretax basis (with certain limitations imposed by the Internal Revenue Service) to the 401(k) Plan. The Company provides matching contributions to the 401(k) Plan that are determined by the Company on a discretionary basis at the start of each 401(k) Plan year and committed to for the plan year, vest over an Associate’s service period and are based upon a percent of an Associate’s elected contributions. These matching contributions, net of plan forfeitures, amounted to $794,000, $699,000 and $813,000 for fiscal 2004, 2003 and 2002, respectively.
      The Company also has an Employee Payroll Investment Plan that allows eligible Associates to purchase its Common Stock at fair market value through regular payroll deductions. The Company facilitates the purchase of Common Stock after each payroll period and the related shares are held personally by each participant.

9.	Commitments
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
      The future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year at January 29, 2005, are as follows (in thousands):

Fiscal Year

2005	$71,902
2006	67,329
2007	60,613
2008	53,131
2009	43,861
Thereafter	136,140

Total	$432,976

GOODY’S FAMILY CLOTHING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Total rental expense, including common area maintenance, for operating leases for fiscal 2004, 2003 and 2002 was $85,944,000, $83,281,000 and $81,951,000, respectively, including percentage rent of $154,000, $88,000 and $103,000, respectively.
      The table below sets forth the Company’s commercial commitments related to outstanding purchase commitments for merchandise and non-merchandise and letters of credit:

	Payments Due by Fiscal Year (in thousands)

	Total	2005	2006	2007	2008

Purchase Orders	$223,051	$223,051	$—	$—	$—
Merchandise Commitments	106,975	23,270	42,205	31,000	10,500
Non-Merchandise Commitments	799	795	4	—	—
Letters of Credit	34,573	34,573	—	—	—
Standby Letters of Credit for Insurance	5,162	5,162	—	—	—

      From time to time, the Company enters into certain types of agreements that contingently require the Company to indemnify parties against third-party claims. Generally, these agreements relate to: (i) agreements with vendors and suppliers, under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company’s request or otherwise on its behalf; (ii) an agreement with a private-label vendor to indemnify it against trademark and copyright infringement claims concerning merchandise it manufactures on behalf of the Company; (iii) real estate leases, under which the Company may agree to indemnify the landlords for claims arising from the Company’s use of the property; and (iv) agreements with the Company’s officers, directors and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company’s Charter and By-laws also provide for the indemnification of the Company’s directors, officers, employees and agents to the fullest extent permitted by the Tennessee Business Corporation Act. The Company has Directors and Officers Liability Insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.
      The nature and terms of these types of indemnities vary. The events or circumstances that would require the Company to perform under these indemnities are transaction and circumstance specific. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not incurred significant costs related to performance under these types of indemnities. No material liabilities have been recorded for these obligations on the Company’s consolidated balance sheets as of January 29, 2005 and January 31, 2004.

10.	Related-party transactions
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
      The Company paid rent and taxes amounting to $312,000, $314,000 and $312,000 for fiscal 2004, 2003 and 2002, respectively, for a store leased from another trust benefiting Mr. Goodfriend’s children. Future commitments at January 29, 2005, under this related party lease are $1,090,000.

GOODY’S FAMILY CLOTHING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Mr. Robert F. Koppel, a director of the Company, is the President of the East Tennessee Children’s Hospital (the “Hospital”) of which Mr. Goodfriend is a director. The Company facilitates contributions by its employees to the Hospital through a payroll deduction plan and matches employee contributions to the Hospital on a 100% basis. The Company also makes additional contributions (in cash or in kind) to the Hospital. The total amount of contributions paid by the Company (including employee contributions) to the Hospital in fiscal 2004, 2003 and 2002 were $465,000, $466,000 and $514,000, respectively.

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
      On February 28, 2003, a proposed Consent Decree was filed with the District Court for its preliminary approval. The proposed Consent Decree sets forth the proposed settlement of the class action race discrimination lawsuit. Ultimately, class action certification was sought in the lawsuit only with respect to alleged discrimination in promotion to management positions and the proposed Consent Decree is limited to such claims. Generally, the proposed settlement provides for a payment by the Company in the aggregate amount of $3.2 million to the class members (including the named plaintiffs) and their counsel, as well as the Company’s implementation of certain policies, practices and procedures regarding, among other things, training of employees. The Company’s employer liability insurance underwriter has funded $3.1 million of such payment to a third-party administrator. The proposed Consent Decree explicitly provides that it is not an admission of liability by the Company and the Company continues to deny all of the allegations. On April 30, 2003, the District Court granted preliminary approval of the proposed Consent Decree, and a hearing was held on June 30, 2003, regarding the adequacy and fairness of the proposed settlement. On March 3, 2004, the United States District Court for the Middle District of Georgia issued an Order granting final approval of the Consent Decree. On or about February 23, 2004, a purported class member filed an appeal with the U.S. Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”), alleging, among other things, misconduct on the part of the District Court and the plaintiff’s/appellant’s counsel; the Eleventh Circuit dismissed this appeal on March 5, 2004. On or about March 12, 2004, a Motion to set aside the dismissal was filed with the Eleventh Circuit. On May 28, 2004, the Eleventh Circuit dismissed all appeals regarding this matter. In August 2004, a purported class member filed a Petition for a Writ of Certiorari with the United States Supreme Court regarding the Eleventh Circuit’s dismissal of all appeals on this matter; on January 20, 2005, the United States Supreme Court denied the Petition for a Writ of Certiorari. Pursuant to the terms of the March 3, 2004, Order, the District Court will maintain jurisdiction of this matter until July 2006 to monitor the parities’ compliance with the Consent Decree.

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

GOODY’S FAMILY CLOTHING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Other Matters
      In addition, the Company is a party to various other legal proceedings arising in the ordinary course of its business. The Company has various insurance policies in place in the event of unfavorable outcomes from such proceedings. The insurance companies’ level of, and willingness to, support their coverage could vary depending upon the circumstances of each particular case. As such, there can be no assurance as to the level of support available from insurance policies. The Company does not currently believe that the ultimate outcome of all such pending legal proceedings, individually and in the aggregate, would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

12.	Exit Activities
      In January 2005, the Company closed two of its stores and recorded $862,000 in rent expense related to the future lease commitments through the end of the respective lease terms in accordance with SFAS 146.
      In December 2002, the Company made a decision to close one of its stores and recorded $550,000 in rent expense related to the future lease commitments through the end of the lease term in accordance with EITF Issue 94-3.

GOODY’S FAMILY CLOTHING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Selected Quarterly Data (Unaudited)
      The following is a summary of unaudited results of operations for quarters in fiscal 2003 and fiscal 2004 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2004
Sales	$302,878	$294,632	$284,794	$384,688
Gross profit — as previously reported	92,955	87,963	83,819	—
Gross profit — as restated, see Note 2	93,403	88,458	84,318	109,381
Net earnings (loss) — as previously reported	8,063	1,256	(804)	—
Net earnings (loss) — as restated, see Note 2	8,071	1,278	(816)	7,120
Earnings (loss) per common share:
Basic	0.25	0.04	(0.02)	0.22
Diluted	0.24	0.04	(0.02)	0.21
Fiscal 2003
Sales	$283,012	$294,039	$280,777	$369,204
Gross profit — as previously reported	85,816	85,943	83,268	102,623
Gross profit — as restated, see Note 2	86,140	86,319	83,649	103,073
Net earnings — as previously reported	1,863	7,110	1,712	6,975
Net earnings — as restated, see Note 2	1,865	7,144	1,724	6,989
Earnings per common share:
Basic	0.06	0.22	0.05	0.21
Diluted	0.06	0.21	0.05	0.21

SCHEDULE II
GOODY’S FAMILY CLOTHING, INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR FISCAL YEARS ENDED JANUARY 29, 2005, JANUARY 31, 2004 AND FEBRUARY 1, 2003
(In thousands)

		Balance at	Charged to		Balance
Fiscal		Beginning	Costs and		at End
Year		of Year	Expenses	Deductions*	of Year

2004	Lower of Cost or Market Reserve, Inventory	$17,700	$36,329	$36,729	$17,300
2003	Lower of Cost or Market Reserve, Inventory	16,650	37,718	36,668	17,700
2002	Lower of Cost or Market Reserve, Inventory	19,600	41,466	44,416	16,650

*	Principally charges for which reserves were provided.