Form 10-Q
period 2005-04-30
GOODYS FAMILY CLOTHING INC /TN
filed 2005-05-23
CIK 879123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Common Stock, no par value, 32,971,069 shares outstanding as of May 13, 2005.

GOODY’S FAMILY CLOTHING, INC.
Index to Form 10-Q
April 30, 2005

Part I — Financial Information:
Item 1. - Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6 – 9
Report of Independent Registered Public Accounting Firm	10
Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 15
Item 3. - Quantitative and Qualitative Disclosures about Market Risk	16
Item 4. - Controls and Procedures	16
Part II — Other Information:
Item 6. Exhibits	17

Signatures	18
EX-10.105 JOINDER AGREEMENT
EX-15 ACCOUNTANTS AWARENESS LETTER
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-31.3 SECTION 302, CERTIFICATION OF THE CAO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO
EX-32.3 SECTION 906, CERTIFICATION OF THE CAO

PART 1 — FINANCIAL INFORMATION

Item 1. — Condensed Consolidated Financial Statements

Goody’s Family Clothing, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen
	Weeks Ended
		May 1,
		2004
	April 30,	(As restated
	2005	see Note 2)
Sales	$292,705	$302,878
Cost of sales and occupancy expenses	209,742	209,475

Gross profit	82,963	93,403

Selling, general and administrative expenses	86,370	80,724

(Loss) earnings from operations	(3,407)	12,679

Investment income	403	185
Interest expense	10	1

(Loss) earnings before income taxes	(3,014)	12,863

(Benefit) provision for income taxes	(1,236)	4,792

Net (loss) earnings	$(1,778)	$8,071

(Loss) earnings per common share:
Basic	$(0.05)	$0.25

Diluted	$(0.05)	$0.24

Cash dividends declared per common share:	$0.03	$0.02

Weighted average common shares outstanding:
Basic	32,917	32,890

Diluted	32,917	33,902

See accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

Goody’s Family Clothing, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except per share amounts)

			May 1,
			2004
	April 30,	January 29,	(As restated,
	2005	2005	see Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$88,674	$121,614	$109,217
Inventories	242,914	230,637	234,747
Accounts receivable and other current assets	22,320	19,932	20,537

Total current assets	353,908	372,183	364,501

Property and equipment, net	138,747	126,229	118,262
Other assets	4,817	4,988	5,349

Total assets	$497,472	$503,400	$488,112

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable — trade	$135,506	$136,116	$139,698
Accounts payable — other	12,904	17,716	15,992
Accrued expenses	47,048	46,413	42,822
Current deferred income taxes	27,505	27,847	25,397

Total current liabilities	222,963	228,092	223,909

Long-term liabilities	28,212	26,032	17,174
Deferred income taxes	9,355	10,375	11,825

Total liabilities	260,530	264,499	252,908

Commitments and Contingencies (Note 5)

Shareholders’ Equity
Preferred stock, par value $1.00 per share; Authorized - 2,000,000 shares; issued and outstanding — none
Class B Common stock, no par value; Authorized - 50,000,000 shares; issued and outstanding — none
Common stock, no par value; Authorized - 50,000,000 shares; Issued and outstanding — 32,969,269; 32,842,019; and 32,950,977 shares, respectively	35,429	34,619	35,542
Retained earnings	201,513	204,282	199,662

Total shareholders’ equity	236,942	238,901	235,204

Total liabilities and shareholders’ equity	$497,472	$503,400	$488,112

See accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

Goody’s Family Clothing, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirteen Weeks Ended
		May 1,
		2004
	April 30,	(As restated,
	2005	see note 2)
Cash Flows from Operating Activities
Net (loss) earnings	$(1,778)	$8,071
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	6,421	6,037
Net loss on asset sales, disposals and write-downs	386	208
Changes in assets and liabilities:
Inventories	(12,277)	(36,021)
Accounts payable — trade	(610)	20,287
Accounts payable — other	(4,812)	3,993
Other assets, liabilities and income tax accounts	(608)	(6,810)

Net cash used in operating activities	(13,278)	(4,235)

Cash Flows from Investing Activities
Acquisitions of property and equipment	(20,452)	(9,521)
Proceeds from sale of property and equipment	1,182	7

Net cash used in investing activities	(19,270)	(9,514)

Cash Flows from Financing Activities
Dividends paid to shareholders	(987)	(657)
Proceeds from exercise of stock options	595	590

Net cash used in financing activities	(392)	(67)

Net decrease in cash and cash equivalents	(32,940)	(13,816)
Cash and cash equivalents, beginning of period	121,614	123,033

Cash and cash equivalents, end of period	$88,674	$109,217

Supplemental Disclosures:
Net income tax (refunds) payments	$(2)	$3
Interest payments	10	1
Sale/leaseback of property and equipment	672	2,147

See accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

Goody’s Family Clothing, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Basis of presentation

The accompanying condensed consolidated financial statements of Goody’s Family Clothing, Inc. and subsidiaries (the “Company”) are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting primarily of normal and recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. Due to the seasonal nature of the Company’s business, the results of operations for the interim periods are not necessarily indicative of the results that may be achieved for the entire year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for its fiscal year ended January 29, 2005. Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.

(2) Restatement

As more fully discussed in the fiscal 2004 Annual Report on Form 10-K filed on April 15, 2005, the Company restated its balance sheets and statements of operations and cash flows for certain periods including as of, and for the thirteen weeks ended May 1, 2004, to correct its lease accounting for rent holidays, normal tenant improvements, construction costs, and sale-leaseback transactions in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” and Statement of Financial Accounting Standards No. 98, “Accounting for Leases.”

The following is a summary of the effects of the restatement on the Company’s condensed consolidated financial statements as of, and for the quarter ended, May 1, 2004 (in thousands):

	As Previously		As
	Reported	Adjustments	Restated
For the quarter ended May 1, 2004
Cost of sales and occupancy expenses	$209,923	$(448)	$209,475
Gross profit	92,955	448	93,403
Selling, general and administrative expenses	80,290	434	80,724
Earnings from operations	12,665	14	12,679
Earnings before income taxes	12,849	14	12,863
Provision for income taxes	4,786	6	4,792
Net earnings	8,063	8	8,071

	Condensed Consolidated Balance Sheet
	As Previously
	Reported	Adjustments	As Restated
As of May 1, 2004
Property and equipment, net	$110,313	$7,949	$118,262
Total assets	480,163	7,949	488,112
Accrued expenses	42,556	266	42,822
Current deferred income taxes	25,413	(16)	25,397
Total current liabilities	223,659	250	223,909
Other long-term liabilities-	6,517	10,657	17,174
Deferred income taxes	12,966	(1,141)	11,825
Total liabilities	243,142	9,766	252,908
Retained earnings	201,479	(1,817)	199,662
Total shareholders’ equity	237,021	(1,817)	235,204
Total liabilities and shareholders’ equity	480,163	7,949	488,112

(3) Stock-Based Compensation

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

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net (loss) earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, expense is recorded in connection with stock options issued under the Directors’ Plan to non-employee directors and this expense has been immaterial. Interim pro forma information regarding net (loss) income and (loss) earnings per share is required by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123,” which requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method of that statement. The following table illustrates the effect on net (loss) earnings and (loss) earnings per common share if the Company had applied the fair value recognition provisions of SFAS 148 to stock-based employee compensation (in thousands, except per share amounts):

	Thirteen
	Weeks Ended
	April 30,	May 1,
	2005	2004
Net (loss) earnings, as reported	$(1,778)	$8,071
Deduct: Total stock-based employee compensation expense determined under fair value based-method for all awards, net of related tax effects	(1,732)	(191)

Pro forma net (loss) earnings	$(3,510)	$7,880

(Loss) earnings per common share:
Basic — as reported	$(0.05)	$0.25
Basic — pro forma	(0.11)	0.24

Diluted — as reported	$(0.05)	$0.24
Diluted — pro forma	(0.11)	0.23

The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

On March 15, 2005, the Board of Directors (the “Board”) of the Company, upon recommendation of the Board’s Compensation Committee, approved the accelerated vesting of all unvested and “out-of-the-money” options held by current employees, officers and directors (the “Acceleration”). The accelerated options had been granted under the Company’s Amended and Restated 1993 Stock Option Plan and Amended and Restated 1997 Stock Option Plan (collectively, the “Plans”). The unvested options affected by the acceleration are those which had exercise prices of greater than $9.60 per share, the closing sales price of the Company’s common stock on the NASDAQ National Market on March 15, 2005, the effective date of the Acceleration. Pursuant to the Acceleration, options granted under the Plans to purchase approximately 435,000 shares of the Company’s common stock that would otherwise have vested at various times within the next five years became fully vested, of which 13,000 were held by executive officers and 19,200 where held by directors. The accelerated options have exercise prices ranging from $9.91 to $12.74. No other terms of the accelerated options were changed. The decision to initiate the Acceleration under the Plans, which the Company believes to be in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that might be recorded in future periods following the Company’s adoption on January 29, 2006 (the first day of fiscal 2006) of FASB Statement of Financial Accounting Standards No. 123 ® (“SFAS 123®”), “Share-Based Payment.” SFAS 123® will require the Company to record compensation expense equal to the fair value of all equity-based compensation over the vesting period of each such award. The Company’s aggregate pro forma after tax compensation expense related to the Acceleration was approximately $1.4 million after taxes in the first quarter of 2005. The Company expects that the adoption of this SFAS 123® in fiscal 2006 will have a material effect on its statement of operations for fiscal 2006.

(4) Credit arrangements

In May 2001, the Company entered into a five-year, $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. The borrowing base was $167,092,000 at April 30, 2005, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at April 30, 2005 was approximately $112,592,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The Company’s availability did not fall below $25,000,000 during the thirteen weeks ended April 30, 2005, or May 1, 2004, and therefore the Company was not required to comply with this financial covenant. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. In June 2003, the credit facility was amended to permit cash dividends in any fiscal year on the common stock in an amount not to exceed (i) $3,500,000 (but not to exceed $10,000,000 in the aggregate during the remaining term of the credit facility) plus (ii) 50% of the Company’s consolidated net income for the immediately preceding fiscal year. At April 30, 2005, the Company had no borrowings outstanding and had letters of credit outstanding of $17,369,000. Of these letters outstanding, $15,045,000 represented merchandise that had not yet been shipped to the Company and therefore had not yet been reflected in accounts payable. These letters of credit generally have terms of less than one year and are primarily used to facilitate the purchase of import merchandise.

(5) Contingencies

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

(6) Intangible Assets

The Company purchased the Duck Head trademarks and four related licenses from TSI Brands Inc., and its parent corporation, Tropical Sportswear Int’l Corporation during fiscal 2003 and total acquisition costs were $4,103,000. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Company performed a valuation of the trademarks during fiscal 2004 and determined that the asset has an indefinite life and no impairment charge was necessary. Intangible assets are included within other assets in the accompanying consolidated balance sheets.

(7) New Accounting Pronouncement

On April 14, 2005, the Securities and Exchange Commission announced that the required effective date for adopting Statement of Financial Accounting Standards No. 123 ®, “Share-Based Payment,” has been deferred to fiscal years beginning after June 15, 2005, instead of an effective date of interim periods beginning after June 15, 2005. The Company will be required to adopt this statement on January 29, 2006, the first day of fiscal 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Goody’s Family Clothing, Inc.
Knoxville, Tennessee:

We have reviewed the accompanying condensed consolidated balance sheets of Goody’s Family Clothing, Inc. and Subsidiaries (the “Company”) as of April 30, 2005 and May 1, 2004, and the related condensed consolidated statements of operations and of cash flows for the thirteen week periods ended April 30, 2005 and May 1, 2004. These interim condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of January 29, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 15, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2, the accompanying condensed consolidated balance sheet as of May 1, 2004 and the related condensed consolidated statements of operations and of cash flows for the thirteen week period ended May 1, 2004 have been restated.

/s/Deloitte & Touche LLP
Atlanta, Georgia
May 23, 2005

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 2 in the Notes to Condensed Consolidated Financial Statements.

Forward-looking Statements

This Quarterly Report contains certain forward-looking statements which are based upon current expectations, business plans and estimates and involve material risks and uncertainties including, but not limited to:

(i)	customer demand and trends in the apparel and retail industry and to the acceptance of the Company’s merchandise offerings, including the Company’s private-label and exclusive lines;

(ii)	the ability to reverse the negative trend in comparable-store sales;

(iii)	weather conditions;

(iv)	the effectiveness of advertising and promotional events;

(v)	the ability to avoid excess promotional pricing;

(vi)	the effectiveness of merchandising, advertising, pricing, and operational strategies;

(vii)	the ability to achieve business plan targets;

(viii)	the timely availability of branded and private-label merchandise in sufficient quantities to satisfy customer demand;

(ix)	the ability to achieve business plans for the Duck Head line, which call for continued growth;

(x)	the impact of competitors’ pricing and store expansion;

(xi)	individual store performance, including new stores;

(xii)	the ability to enter into leases for new store locations;

(xiii)	the timing, magnitude and costs of opening new stores;

(xiv)	growth of the Company’s store base;

(xv)	relations with vendors, factors and employees;

(xvi)	the general economic conditions within the Company’s markets, including gasoline and energy prices, and an improvement in the overall retail environment;

(xvii)	global political unrest, including terrorism and war;

(xviii)	the continued availability of adequate credit support from vendors and factors;

(xix)	the Company’s compliance with loan covenants and the availability of sufficient eligible collateral for borrowing;

(xx)	the unanticipated needs for additional capital expenditures;

(xxi)	trends affecting the Company’s financial condition, results of operations or cash flows;

(xxii)	the success of the Company’s information technology systems;

(xxiii)	the success of the Company’s e-commerce initiative; and

(xxiv)	the outcome of pending litigation.

Any “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, are made on the basis of management’s plans and current analysis of the Company, its business and the industry as a whole. Readers are cautioned that any such forward-looking statement is not a guarantee of future performance and involves risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statement as a result of various factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Additional information on risk factors that could potentially affect the Company’s financial results may be found in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain of such filings may be accessed through the Company’s web site, www.goodysonline.com, then choose “SEC Filings.”

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

Outlook

The Company has revised its previously announced business plan for fiscal 2005. Following are the revised components for fiscal 2005, versus previous guidance: (i) the opening of 29 new stores, versus 35 new stores; and (ii) the relocating or remodeling of approximately 10 stores, versus 15 stores. Actual results may vary from this revised guidance.

The Company opened 2 new stores and 1 relocated store on May 5, 2005, and expects to open 20 additional stores and relocate or remodel up to 7 stores during the remainder of fiscal 2005. Capital expenditures for the remainder of fiscal 2005 are currently expected to be approximately $39,000,000, primarily related to new and remodeled store costs, management information systems and general corporate purposes. Total capital expenditures for fiscal 2005 are currently expected to be approximately $59,000,000.

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

Critical Accounting Policies

The Company’s accompanying interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets, and liabilities reported. The critical accounting matters that are very important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in the critical accounting policies during the thirteen weeks ended April 30, 2005.

Results of Operations

The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

	Thirteen
	Weeks Ended
	April 30,	May 1,
	2005	2004
Sales	100.0%	100.0%
Cost of sales and occupancy expenses	71.6	69.1

Gross profit	28.4	30.9
Selling, general and administrative expenses	29.5	26.7

(Loss) earnings from operations	(1.1)	4.2
Investment income	0.1	0.1
Interest expense	—	—

(Loss) earnings before income taxes	(1.0)	4.3
(Benefit) provision for income taxes	(0.4)	1.6

Net (loss) earnings	(0.6)%	2.7%

Thirteen Weeks Ended April 30, 2005 Compared with Thirteen Weeks Ended May 1, 2004

Overview. During the first quarter of fiscal 2005, the Company opened seven new stores, relocated two stores and closed three stores, bringing the total number of stores in operation at April 30, 2005 to 361, compared with 340 at May 1, 2004. During the first quarter of fiscal 2004, the Company opened five new stores, relocated one store and remodeled five stores. The Company incurred a net loss for the first quarter of fiscal 2005 of $1,778,000, or 0.6% of sales, compared with net earnings for the first quarter of fiscal 2004 of $8,071,000, or 2.7% of sales.

Sales. Sales for the first quarter of fiscal 2005 were $292,705,000, a 3.4% decrease from the $302,878,000 in sales for the first quarter of fiscal 2004. The decrease of $10,173,000 consisted primarily of a $13,488,000 increase in additional net sales from new stores, transition stores and sales from stores that were subsequently closed, offset by a $23,966,000 decrease in comparable store sales. Comparable store sales for the first quarter of fiscal 2005 decreased 8.1% compared with the first quarter of fiscal 2004. Sales for the first quarter of fiscal 2005 were negatively affected, in part, by unseasonably cool and wet weather patterns during portions of the quarter. Sales of private-label and exclusive brand merchandise increased to approximately 38% of total merchandise sales for the first quarter of fiscal 2005 from 34% of total merchandise sales for the same period in the prior year.

Gross profit. Gross profit for the first quarter of fiscal 2005 was $82,963,000 or 28.4% of sales, a $10,440,000 decrease from the $93,403,000 in gross profit, or 30.9% of sales, for the first quarter of fiscal 2004. Merchandise margins in the first quarter of fiscal 2005 decreased 1.7% as a percent of sales from the first quarter of fiscal 2004, due in part to increased promotional activity in an effort to stimulate sales and lower levels of sales of spring seasonal merchandise, much of which is private-label merchandise, which carries the highest gross margins in the Company. Occupancy costs increased 0.8% due largely to the decrease in comparable store sales and the resulting lack of leverage as a percentage of sales, as well as higher rent costs associated with new and relocated stores.

Selling, general and administrative (“SG&A”) expenses. SG&A expenses for the first quarter of fiscal 2005 were $86,370,000, or 29.5% of sales, an increase of $5,646,000 from $80,724,000, or 26.7% of sales, for the first quarter of fiscal 2004. SG&A expenses increased by 2.8%, as a percent of sales, for the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004. SG&A expense dollars increased primarily due to costs associated with the greater number of stores, including payroll and advertising. The SG&A expense rate increase, as a percentage of sales, was due largely to the decrease in comparable store sales and the resulting lack of leverage. The components of the SG&A expense rate increase were primarily (i) a 1.4% increase in payroll expense, (ii) a 0.5% increase in advertising expenses, (iii) a 0.2% increase in depreciation, (iv) a 0.2% increase in utilities expense, and (v) a 0.5% increase in all other SG&A expenses.

Income taxes. The benefit for income taxes for the first quarter of fiscal 2005 was $1,236,000, for an effective tax rate of 41.00% of loss before income taxes, compared with a provision for income taxes of $4,792,000, for an effective tax rate of 37.25% of earnings before income taxes, for the first quarter of fiscal 2004.The increase in the effective tax rate was primarily due to a shift in the composition of earnings among various entities of the Company, changes in state tax laws and certain disallowed deductions.

Liquidity and Capital Resources

Financial Position. The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility discussed below. At April 30, 2005, January 29, 2005, and May 1, 2004, the Company’s working capital was $130,945,000, $144,091,000 and $140,592,000, respectively.

The $9,647,000 decrease in working capital from May 1, 2004 to April 30, 2005, consisted primarily of (i) a $20,485,000 net change in property and equipment, (ii) dividends paid of $3,619,000, (iii) repurchases of common stock of $1,847,000, offset by (iv) increases in long-term liabilities of $11,038,000, (v) $5,804,000 in earnings, and (vi) $1,173,000 from the issuance of common stock through the exercise of stock options.

The $13,146,000 decrease in working capital from January 29, 2005 to April 30, 2005, consisted primarily of (i) a $12,518,000 net change in property and equipment, (ii) $1,778,000 in net loss, (iii) dividends paid of $987,000, offset by (iv) increases in long-term liabilities of $2,180,000, and (v) $595,000 from the issuance of common stock through the exercise of stock options.

In May 2001, the Company entered into a five-year, $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. The borrowing base was $167,092,000 at April 30, 2005, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at April 30, 2005, was approximately $112,592,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. In June 2003, the credit facility was amended to permit cash dividends in any fiscal year on the common stock in an amount not to exceed (i) $3,500,000 (but not to exceed $10,000,000 in the aggregate during the remaining term of the credit facility) plus (ii) 50% of the Company’s consolidated net income for the immediately preceding fiscal year.

There were no cash borrowings during the thirteen weeks ended April 30, 2005 or May 1, 2004, or during fiscal 2004. Letters of credit outstanding averaged $21,765,000 during the thirteen weeks ended April 30, 2005, compared with $35,913,000 during the thirteen weeks ended May 1, 2004. The highest balance of letters of credit outstanding during the thirteen weeks ended April 30, 2005, was $39,735,000 in February 2005 compared with $43,269,000 in February 2004 during the thirteen weeks ended May 1, 2004. The Company had letters of credit outstanding of $17,369,000, $39,735,000 and $31,944,000 at April 30, 2005, January 29, 2005 and May 1, 2004, respectively. Of these letters outstanding, $15,045,000, $23,122,000 and $24,386,000, at April 30, 2005, January 29, 2005 and May 1, 2004, respectively, represented merchandise that had not yet been shipped to the Company and therefore had not yet been reflected in accounts payable. The Company renegotiated its business arrangement with its primary import agent in the fourth quarter of fiscal 2004, and therein eliminated the need for letters of credit with such agent. As a result, the Company expects its need for letters of credit in fiscal 2005 to be substantially less than historical amounts.

Cash Flows. Cash used in operating activities was $13,278,000 and $4,235,000 for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. Cash used for increases in inventory during the thirteen weeks ended April 30, 2005 and May 1, 2004, was $12,277,000 and $36,021,000, respectively. Inventories on a per square foot basis were $24.36 and $24.84 at April 30, 2005 and May 1, 2004, respectively, which represents a 1.9% decrease on a per square foot basis.

A decrease in accounts payable — trade used cash of $610,000 for the thirteen weeks ended April 30, 2005 due to a lower payables to inventories ratio at April 30, 2005 of 55.8% versus 59.0% at January 29, 2005. An increase in accounts payable – trade provided cash of $20,287,000 for the thirteen weeks ended May 1, 2004, and was primarily related to the funding of inventory for new and relocated stores and normal seasonal buildups.

Cash flows from investing activities reflected a net use of cash of $19,270,000 and $9,514,000 for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The Company used cash to fund capital expenditures, which consisted primarily of (i) $10.6 million for the purchase of used aircraft to replace aging aircraft, which is intended to be sold, (ii) $9.2 million for new, relocated and remodeled stores (which includes $3.4 million in store assets there were, or will be, funded from landlord / developers), offset by (iii) $1.2 million in proceeds from the sale of store assets for the thirteen weeks ended April 30, 2005.

Cash flows from financing activities used cash of $392,000 and $67,000 for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The Company paid a quarterly cash dividend of $0.03 per share on March 15, 2005, of $987,000, and a cash dividend of $0.02 per share on March 15, 2004, of $657,000. Proceeds from the issuance of common stock resulting from the exercise of stock options for the thirteen weeks ended April 30, 2005 and May 1, 2004, were $595,000 and $590,000, respectively.

New Accounting Pronouncement

On April 14, 2005, the Securities and Exchange Commission announced that the required effective date for adopting Statement of Financial Accounting Standards No. 123 ®, “Share-Based Payment,” has been deferred to fiscal years beginning after June 15, 2005, instead of an effective date of interim periods beginning after June 15, 2005. The Company will be required to adopt this statement on January 29, 2006, the first day of fiscal 2006.

On March 15, 2005, the Board of Directors (the “Board”) of the Company, upon recommendation of the Board’s Compensation Committee, approved the accelerated vesting of all unvested “out-of-the-money” options held by current employees, officers and directors (the “Acceleration) with exercise prices of greater than $9.60 per share. The accelerated options had been granted under the Company’s Amended and Restated 1993 Stock Option Plan and Amended and Restated 1997 Stock Option Plan (collectively, the “Plans”). Pursuant to the Acceleration, options granted under the Plans to purchase approximately 435,000 shares of the Company’s common stock that would otherwise have vested at various times within the next five years became fully vested. The accelerated options have an exercise prices ranging from $9.91 to $12.74. See further discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Contractual Obligations

For a discussion of the Company’s contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the fiscal year ended January 29, 2005. There have been no significant developments with respect to the Company’s contractual obligations since January 29, 2005.

Item 3. — Quantitative and Qualitative Disclosures about Market Risk

The Company has no material investments or risks in market risk sensitive instruments.

Item 4. — Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

Each fiscal quarter, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, the Company’s Chief Financial Officer and Chief Accounting Officer, the Company carries out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairman and Chief Executive Officer, along with the Company’s Chief Financial Officer and Chief Accounting Officer, concluded that, as of April 30, 2005, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

(b)	Changes in internal control over financial reporting.

During the fiscal quarter ended April 30, 2005, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the previously reported correction in its fiscal 2004 Annual Report on Form 10-K of its process for evaluating accounting for rent holidays, normal tenant improvements, construction costs, and sale-leaseback transactions by a more thorough review of Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” and Statement of Financial Accounting Standards No. 98, “Accounting for Leases.” Management will continue to monitor developments in generally accepted accounting principles and changes in the Company’s business to reduce the risk of classification errors in the condensed consolidated financial statements.

PART II — OTHER INFORMATION

Item 6. — Exhibits

10.105	Joinder Agreement and Fourth Amendment to Loan and Security Agreement, dated March 16, 2005. 15 Accountants’ Awareness Letter.

15	Accountants’ Awareness Letter.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

GOODY’S FAMILY CLOTHING, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODY’S FAMILY CLOTHING, INC.
(Registrant)

Date: May 23, 2005	/s/ Robert M. Goodfriend

Robert M. Goodfriend
Chairman of the Board and
Chief Executive Officer

Date: May 23, 2005	/s/ Edward R. Carlin

Edward R. Carlin
Executive Vice President,
Chief Financial Officer and
Secretary
(Principal Financial Officer)

Date: May 23, 2005	/s/ David G. Peek

David G. Peek
Senior Vice President and
Chief Accounting Officer
(Principal Accounting
Officer)