Form 10-Q
period 2005-07-30
GOODYS FAMILY CLOTHING INC /TN
filed 2005-08-24
CIK 879123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, no par value, 33,107,881 shares outstanding as of August 12, 2005.

GOODY’S FAMILY CLOTHING, INC.

PART 1 — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
Goody’s Family Clothing, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen		Twenty-six
	Weeks Ended		Weeks Ended
		July 31,		July 31,
		2004		2004
	July 30,	(As restated,	July 30,	(As restated,
	2005	see note 2)	2005	see note 2)
Sales	$291,668	$294,632	$584,373	$597,510
Cost of sales and occupancy expenses	209,833	206,174	419,575	415,649

Gross profit	81,835	88,458	164,798	181,861

Selling, general and administrative expenses	91,467	86,497	177,837	167,221

(Loss) earnings from operations	(9,632)	1,961	(13,039)	14,640

Investment income	438	206	841	391
Interest expense	(1)	(130)	(11)	(131)

(Loss) earnings before income taxes	(9,195)	2,037	(12,209)	14,900

(Benefit) provision for income taxes	(3,770)	759	(5,006)	5,551

Net (loss) earnings	$(5,425)	$1,278	$(7,203)	$9,349

(Loss) earnings per common share:
Basic	$(0.16)	$0.04	$(0.22)	$0.28

Diluted	$(0.16)	$0.04	$(0.22)	$0.28

Cash dividends declared per common share	$0.03	$0.03	$0.06	$0.05

Weighted average common shares outstanding:
Basic	33,039	32,961	32,978	32,926

Diluted	33,039	33,893	32,978	33,897

See accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

Goody’s Family Clothing, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

			July 31,
			2004
	July 30,	January 29,	(As restated,
	2005	2005	see Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$88,997	$121,614	$108,354
Inventories	237,885	230,637	240,729
Accounts receivable and other current assets	24,244	19,932	14,364

Total current assets	351,126	372,183	363,447

Property and equipment, net	135,917	126,229	120,706
Other assets	4,781	4,988	5,278

Total assets	$491,824	$503,400	$489,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable — trade	$134,646	$136,116	$140,911
Accounts payable — other	12,398	17,716	12,297
Accrued expenses	49,397	46,413	46,290
Current deferred income taxes	26,560	27,847	23,176

Total current liabilities	223,001	228,092	222,674

Long-term liabilities	30,626	26,032	18,386
Deferred income taxes	6,703	10,375	12,584

Total liabilities	260,330	264,499	253,644

Commitments and Contingencies (Note 5)

Shareholders’ Equity
Preferred stock, par value $1.00 per share;
Authorized - 2,000,000 shares; issued and outstanding — none
Class B Common stock, no par value;
Authorized - 50,000,000 shares; issued and outstanding — none
Common stock, no par value;
Authorized - 50,000,000 shares;
Issued and outstanding — 33,107,881; 32,842,019; and 32,969,952 shares, respectively	36,397	34,619	35,839
Retained earnings	195,097	204,282	199,948

Total shareholders’ equity	231,494	238,901	235,787

Total liabilities and shareholders’ equity	$491,824	$503,400	$489,431

See accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

Goody’s Family Clothing, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Twenty-six Weeks Ended
		July 31,
		2004
	July 30,	(As restated,
	2005	see note 2)
Cash Flows from Operating Activities
Net (loss) earnings	$(7,203)	$9,349
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	13,045	12,188
Net loss on asset sales, disposals and write-downs	2,720	413
Changes in assets and liabilities:
Inventories	(7,248)	(42,003)
Accounts payable — trade	(1,470)	21,500
Accounts payable — other	(5,222)	298
Other assets, liabilities and income tax accounts	(2,909)	2,459

Net cash (used in) provided by operating activities	(8,287)	4,204

Cash Flows from Investing Activities
Acquisitions of property and equipment	(25,817)	(18,277)
Proceeds from sale of property and equipment	2,022	19

Net cash used in investing activities	(23,795)	(18,258)

Cash Flows from Financing Activities
Dividends paid to shareholders	(1,976)	(1,316)
Proceeds from exercise of stock options	1,441	691

Net cash used in financing activities	(535)	(625)

Net decrease in cash and cash equivalents	(32,617)	(14,679)
Cash and cash equivalents, beginning of period	121,614	123,033

Cash and cash equivalents, end of period	$88,997	$108,354

Supplemental Disclosures:
Net income tax (refunds) payments	$(34)	$689
Interest payments	11	1
Sale/leaseback of property and equipment	1,797	3,257
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
(2) Restatement
As more fully discussed in the fiscal 2004 Annual Report on Form 10-K filed on April 15, 2005, the Company restated its balance sheets and statements of operations and cash flows for certain periods including as of, and for the thirteen and twenty-six weeks ended July 31, 2004, to correct its lease accounting for rent holidays, normal tenant improvements, construction costs, and sale-leaseback transactions in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” and Statement of Financial Accounting Standards No. 98, “Accounting for Leases.”
The following is a summary of the effects of the restatement on the Company’s condensed consolidated financial statements as of, and for the thirteen and twenty-six weeks ended, July 31, 2004 (in thousands):

	Condensed Consolidated
	Statement of Operations
	As Previously		As
	Reported	Adjustments	Restated
For the thirteen weeks ended July 31, 2004
Cost of sales and occupancy expenses	$206,669	$(495)	$206,174
Gross profit	87,963	495	88,458
Selling, general and administrative expenses	86,037	460	86,497
Earnings from operations	1,926	35	1,961
Earnings before income taxes	2,002	35	2,037
Provision for income taxes	746	13	759
Net earnings	1,256	22	1,278

	Condensed Consolidated
	Statement of Operations
	As Previously		As
	Reported	Adjustments	Restated
For the twenty-six weeks ended July 31, 2004
Cost of sales and occupancy expenses	$416,592	$(943)	$415,649
Gross profit	180,918	943	181,861
Selling, general and administrative expenses	166,327	894	167,221
Earnings from operations	14,591	49	14,640
Earnings before income taxes	14,851	49	14,900
Provision for income taxes	5,532	19	5,551
Net earnings	9,319	30	9,349

	Condensed Consolidated Balance Sheet
	As Previously		As
	Reported	Adjustments	Restated
As of July 31, 2004
Property and equipment, net	$111,627	$9,079	$120,706
Total assets	480,352	9,079	489,431
Accrued expenses	46,024	266	46,290
Current deferred income taxes	23,192	(16)	23,176
Total current liabilities	222,424	250	222,674
Long-term liabilities	6,633	11,753	18,386
Deferred income taxes	13,712	(1,128)	12,584
Total liabilities	242,769	10,875	253,644
Retained earnings	201,744	(1,796)	199,948
Total shareholders’ equity	237,583	(1,796)	235,787
Total liabilities and shareholders’ equity	480,352	9,079	489,431
(3) Stock-Based Compensation
The Company has options outstanding under five stock option plans: the Goody’s Family Clothing, Inc. Amended and Restated 1991 Stock Incentive Plan (the “1991 Plan”), the Goody’s Family Clothing, Inc. Amended and Restated 1993 Stock Option Plan (the “1993 Plan”), the Goody’s Family Clothing, Inc. Amended and Restated 1997 Stock Option Plan (the “1997 Plan”), the Goody’s Family Clothing, Inc. 2005 Stock Incentive Plan (the “2005 Plan”), and the Amended and Restated Discounted Stock Option Plan for Directors (the “Directors’ Plan”).
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

	Thirteen		Twenty-six
	Weeks Ended		Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net (loss) earnings, as reported	$(5,425)	$1,278	$(7,203)	$9,349
Deduct: Total stock-based employee compensation expense determined under fair value based-method for all awards, net of related tax effects	1,810	270	3,511	459

Pro forma net (loss) earnings	$(7,235)	$1,008	$(10,714)	$8,890

(Loss) earnings per common share
Basic — as reported	$(0.16)	$0.04	$(0.22)	$0.28
Basic — pro forma	(0.22)	0.03	(0.32)	0.27

Diluted — as reported	$(0.16)	$0.04	$(0.22)	$0.28
Diluted — pro forma	(0.22)	0.03	(0.32)	0.26
The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

On June 15, 2005, the Board of Directors (the “Board”) of the Company, upon recommendation of the Board’s Compensation Committee, approved the accelerated vesting of all unvested and “out-of-the-money” options held by current employees, officers and directors (the “Acceleration”). The accelerated options had been granted under the 1993 Plan and the 1997 Plan (collectively, the “Plans”). The unvested options affected by the acceleration are those which had exercise prices of greater than $7.30 per share, the closing sales price of the Company’s common stock on the NASDAQ National Market on June 14, 2005, the effective date of the Acceleration. Pursuant to the Acceleration, options granted under the Plans to purchase approximately 646,000 shares of the Company’s common stock that would otherwise have vested at various times within the next five years became fully vested, of which 449,000 were held by executive officers and 9,600 where held by directors. The accelerated options have exercise prices ranging from $7.63 to $9.58. No other terms of the accelerated options were changed. The decision to initiate the Acceleration under the Plans, which the Company believes to be in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that might be recorded in future periods following the Company’s adoption on January 29, 2006 (the first day of fiscal 2006) of FASB Statement of Financial Accounting Standards No. 123 (R) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) will require the Company to record compensation expense equal to the fair value of all equity-based compensation over the vesting period of each such award. The Company’s aggregate pro forma after tax compensation expense related to the Acceleration was approximately $1.7 million in the thirteen weeks ended July 30, 2005. The Company expects that the adoption of SFAS 123(R) in fiscal 2006 will not have a material effect on its statement of operations for fiscal 2006.
(4) Credit arrangements
In May 2001, the Company entered into a five-year, $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. The borrowing base was $164,359,000 at July 30, 2005, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at July 30, 2005 was approximately $111,225,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The Company’s availability did not fall below $25,000,000 during the thirteen weeks ended July 30, 2005, or July 31, 2004, and therefore the Company was not required to comply with this financial covenant. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. In June 2003, the credit facility was amended to permit cash dividends in any fiscal year on the common stock in an amount not to exceed (i) $3,500,000 (but not to exceed $10,000,000 in the aggregate during the remaining term of the credit facility) plus (ii) 50% of the Company’s consolidated net income for the immediately preceding fiscal year. At July 30, 2005, the Company had no borrowings outstanding and had letters of credit outstanding of $18,727,000. Of these letters outstanding, $11,338,000 represented merchandise that had not yet been shipped to the Company and therefore had not yet been reflected in accounts payable. These letters of credit generally have terms of less than one year and are primarily used to facilitate the purchase of import merchandise.
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

The proposed Consent Decree explicitly provides that it is not an admission of liability by the Company and the Company continues to deny all of the allegations. On July 30, 2003, the District Court granted preliminary approval of the proposed Consent Decree, and a hearing was held on June 30, 2003, regarding the adequacy and fairness of the proposed settlement. On March 3, 2004, the United States District Court for the Middle District of Georgia issued an Order granting final approval of the Consent Decree. On or about February 23, 2004, a purported class member filed an appeal with the U.S. Court of Appeals for the Eleventh Circuit (the “Eleventh Circuit”), alleging, among other things, misconduct on the part of the District Court and the plaintiff’s/appellant’s counsel; the Eleventh Circuit dismissed this appeal on March 5, 2004. On or about March 12, 2004, a Motion to set aside the dismissal was filed with the Eleventh Circuit. On May 28, 2004, the Eleventh Circuit dismissed all appeals regarding this matter. In August 2004, a purported class member filed a Petition for a Writ of Certiorari with the United States Supreme Court regarding the Eleventh Circuit’s dismissal of all appeals on this matter; on January 20, 2005, the United States Supreme Court denied the Petition for a Writ of Certiorari. Pursuant to the terms of the March 3, 2004, Order, the District Court will maintain jurisdiction of this matter until July 2006 to monitor the parities’ compliance with the Consent Decree.
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
(7) Non-Qualified Deferred Compensation Plan and Agreement
The Company entered into the Robert M. Goodfriend Non-Qualified Deferred Compensation Plan and Agreement (the “Supplemental Retirement Plan”) for Robert M. Goodfriend, its Chairman and Chief Executive Officer during the second quarter of fiscal 2005. The Supplemental Retirement Plan is a defined contribution plan, pursuant to which the Company contributed $250,000 to a rabbi trust in August 2005 and has agreed to make an annual contribution of $250,000 to the Supplemental Retirement Plan on behalf of Mr. Goodfriend for each year beginning in January 2006 through the Company’s 2014 fiscal year for an aggregate of $2,750,000. The Company incurred a pre-tax charge of approximately $1,700,000 in the second quarter of fiscal 2005 in connection with the adoption of the Supplemental Retirement Plan. The difference between the aggregate payments of $2,750,000 and the charge of approximately $1,700,000 represents the discount for present value of the obligation at an interest rate of 7.1% and amounts previously accrued.
(8) Asset Held for Sale
The Company made a decision to sell an aircraft during the second quarter of fiscal 2005 and entered into an agreement with a broker/agent to place the aircraft on the open market. As a result, the Company recorded a writedown of approximately $1,400,000 to adjust the value of the aircraft to its net realizable value, which is reflected in the caption, accounts receivables and other current assets. This charge was recorded during the second quarter of fiscal 2005 in selling, general and administrative expenses. The Company expects the aircraft to be sold within the next four fiscal quarters.
(9) New Accounting Pronouncements
On April 14, 2005, the Securities and Exchange Commission announced that the required effective date for adopting SFAS 123(R), has been deferred to fiscal years beginning after June 15, 2005, instead of an effective date of interim periods beginning after June 15, 2005. The Company will be required to adopt this statement on January 29, 2006, the first day of fiscal 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Goody’s Family Clothing, Inc.
Knoxville, Tennessee:
We have reviewed the accompanying condensed consolidated balance sheets of Goody’s Family Clothing, Inc. and Subsidiaries (the “Company”) as of July 30, 2005 and July 31, 2004, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004 and the related consolidated statements of cash flows for the twenty-six week periods ended July 30, 2005 and July 31, 2004. These interim condensed consolidated financial statements are the responsibility of the Company’s management.
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
As discussed in Note 2, the accompanying condensed consolidated balance sheet as of July 31, 2004 and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods ended July 31, 2004 and the related consolidated statement of cash flows for the twenty-six week period ended July 31, 2004 have been restated.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
August 24, 2005

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
Forward-looking Statements
This Quarterly Report contains certain forward-looking statements which are based upon current expectations, business plans and estimates and involve material risks and uncertainties including, but not limited to:
(i)	customer demand and trends in the apparel and retail industry and to the acceptance of the Company’s merchandise offerings, including the Company’s private-label and exclusive lines;

(ii)	the ability to reverse the negative trend in comparable-store sales;

(iii)	weather conditions;

(iv)	the effectiveness of advertising and promotional events;

(v)	the ability to avoid excess promotional pricing;

(vi)	the effectiveness of merchandising, advertising, pricing, and operational strategies;

(vii)	the ability to predict fashion trends;

(viii)	the ability to achieve business plan targets;

(ix)	the timely availability of branded and private-label merchandise in sufficient quantities to satisfy customer demand;

(x)	the ability to achieve business plans for the Duck Head line, which call for continued growth;

(xi)	the impact of competitors’ pricing and store expansion;

(xii)	individual store performance, including new stores;

(xiii)	the ability to negotiate acceptable lease terms for new store locations and existing store locations to be remodeled or relocated;

(xiv)	the timing, magnitude and costs of opening new stores;

(xv)	growth of the Company’s store base;

(xvi)	relations with vendors, factors and employees;

(xvii)	the general economic conditions within the Company’s markets, including gasoline and energy prices, and an improvement in the overall retail environment;

(xviii)	global political unrest, including terrorism and war;

(xvix)	the continued availability of adequate credit support from vendors and factors;

(xx)	the Company’s compliance with loan covenants and the availability of sufficient eligible collateral for borrowing;

(xxi)	the unanticipated needs for additional capital expenditures;

(xxii)	trends affecting the Company’s financial condition, results of operations or cash flows;

(xxiii)	the success of the Company’s information technology systems; and

(xxiv)	the success of the Company’s e-commerce initiative.
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

Overview
Goody’s is a retailer of moderately priced family apparel, with its stores located in small to midsized markets in the Southeast, Midwest and Southwest regions of the United States that have demographic characteristics consistent with its targeted customer. The Company’s objective is to be a leading retailer of apparel for the entire family in each of the markets it serves. In keeping with this objective, Goody’s offers a broad selection of current-season, nationally recognized brands for brand-conscious shoppers, as well as exclusive brands for those shoppers who seek quality apparel at value prices. All of Goody’s stores are leased, average approximately 27,600 gross square feet, and are generally located in strip shopping centers. The Company manages its core functions, such as purchasing, pricing, marketing and advertising, distribution, planning and allocation, real estate, finance, and information systems, from its centrally located corporate office in Knoxville, Tennessee. The Company has two distribution centers, one each in Knoxville, Tennessee and Russellville, Arkansas.
Outlook
The Company has revised its previously announced business plan for fiscal 2005. Following are the revised components for fiscal 2005, versus previous guidance: (i) the gross profit rate, with lower merchandise margins and a higher occupancy expense rate, is now expected to be lower than the previous guidance of a gross profit rate of approximately 30.0%, although the Company is not in a position to estimate a rate at this time; and (ii) the selling, general and administrative expense rate, with the lack of sales leverage, which includes retirement benefits for the CEO, and writedown charge for asset held for sale, is now expected to be modestly higher than last year, before calculating and accruing performance bonuses, which are not being accrued in 2005.
The Company believes that its emphasis on investments in private-label lines had a negative effect on other traditional branded lines of merchandise during the first half of fiscal 2005. Current plans are to seek a more appropriate balance of private-label brands with nationally recognized brands.
The Company opened 3 new stores and relocated 1 store on August 4, 2005, and expects to open 11 additional stores, relocate or remodel up to 5 stores and close 1 store during the remainder of fiscal 2005. The Company currently plans to open approximately 10 new stores and relocate 2 stores in fiscal 2006. Capital expenditures for the remainder of fiscal 2005 are currently expected to be approximately $21,000,000, primarily related to new and remodeled store costs, management information systems and general corporate purposes. Total capital expenditures for fiscal 2005 are currently expected to be approximately $48,000,000, of which approximately $10,500,000 is expected to be reimbursed from landlord/developers.
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
On June 15, 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per share to shareholders of record on September 1, 2005, payable on September 15, 2005. The Company anticipates paying regular, quarterly cash dividends in the future, subject to the Company’s earnings, financial condition, capital requirements, general economic and business conditions, and other factors deemed relevant by the Board of Directors. The Company’s credit facility was amended to permit such dividends within certain prescribed limitations, as described below.
Critical Accounting Policies
The Company’s accompanying interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets, and liabilities reported. The critical accounting matters that are very important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in the critical accounting policies during the thirteen weeks ended July 30, 2005.

Results of Operations
The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

	Thirteen		Twenty-six
	Weeks Ended		Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expenses	71.9	70.0	71.8	69.6

Gross profit	28.1	30.0	28.2	30.4
Selling, general and administrative expenses	31.4	29.4	30.4	28.0

(Loss) earnings from operations	(3.3)	0.6	(2.2)	2.4
Investment income	0.1	0.1	0.1	0.1
Interest expense	—	—	—	—

(Loss) earnings before income taxes	(3.2)	0.7	(2.1)	2.5
(Benefit) provision for income taxes	(1.3)	0.3	(0.9)	0.9

Net (loss) earnings	(1.9)%	0.4%	(1.2)%	1.6%

Thirteen Weeks Ended July 30, 2005 Compared with Thirteen Weeks Ended July 31, 2004
Overview. During the second quarter of fiscal 2005, the Company opened eight new stores, relocated one store, remodeled one store and closed one store, bringing the total number of stores in operation at July 30, 2005 to 368, compared with 345 at July 31, 2004. During the second quarter of fiscal 2004, the Company opened five new stores and remodeled two stores. The Company incurred a net loss for the second quarter of fiscal 2005 of $5,425,000, or 1.9% of sales, compared with net earnings for the second quarter of fiscal 2004 of $1,278,000, or 0.4% of sales.
Sales. Sales for the second quarter of fiscal 2005 were $291,668,000, a 1.0% decrease from the $294,632,000 in sales for the second quarter of fiscal 2004. The decrease of $2,964,000 consisted primarily of a $18,534,000 decrease in comparable store sales, offset by a $15,570,000 increase in additional net sales from new stores, transition stores and sales from stores that were subsequently closed. Comparable store sales for the second quarter of fiscal 2005 decreased 6.6% compared with the second quarter of fiscal 2004. Sales for the second quarter of fiscal 2005 were negatively affected by the following factors: (i) negative sales trends in the Missy and Special Size divisions, which in turn negatively affected customer traffic and sales throughout the store, (ii) inadequate inventory levels in certain departments of the Company’s stores, primarily in the children’s merchandise area, and (iii) a planned shift of advertising dollars from television to radio that was ultimately not successful. Sales of private-label and exclusive brand merchandise increased to approximately 37% of total merchandise sales for the second quarter of fiscal 2005 from 33% of total merchandise sales for the same period in the prior year.
Gross profit. Gross profit for the second quarter of fiscal 2005 was $81,835,000 or 28.1% of sales, a $6,623,000 decrease from the $88,458,000 in gross profit, or 30.0% of sales, for the second quarter of fiscal 2004. Merchandise margins in the second quarter of fiscal 2005 decreased 1.9% as a percent of sales from the second quarter of fiscal 2004. The components of the gross profit rate decrease were primarily (i) a 1.4% decrease related to reduced selling prices and increased promotional activity in an effort to stimulate sales and reduce seasonal inventory levels, and (ii) a 0.5% increase in occupancy costs due to the decrease in comparable store sales and the resulting lack of leverage as a percentage of sales.
Selling, general and administrative (“SG&A”) expenses. SG&A expenses for the second quarter of fiscal 2005 were $91,467,000, or 31.4% of sales, an increase of $4,970,000 from $86,497,000, or 29.4% of sales, for the second quarter of fiscal 2004. SG&A expenses increased by 2.0%, as a percent of sales, for the second quarter of fiscal 2005 compared with the second quarter of fiscal 2004. The SG&A expense rate increase, as a percentage of sales, was due largely to the decrease in comparable store sales and the resulting lack of leverage. The components of the SG&A expense rate increase were primarily (i) a 1.1% increase in payroll expense, (ii) a 0.6% increase in retirement benefits relating to a contractual retirement benefit for the CEO to be funded by annual cash payments of $250,000 through the year 2014, (iii) a 0.5% increase related to a writedown on an aircraft which is held for sale, (iv) 0.3% increase in advertising expenses, (v) a 0.3% increase in trucking and utilities expenses, (vi) a 0.2% increase in depreciation, and (vii) a 0.2% increase in business licenses and property and franchise taxes, offset by (viii) a 0.4% decrease in group health insurance, (ix) a 0.3% decrease in workers compensation expense, (x) a 0.2% decrease from a gain on the sale of aircraft, and (xi) a 0.3% decrease in all other SG&A expenses.
Income taxes. The benefit for income taxes for the second quarter of fiscal 2005 was $3,770,000, for an effective tax rate of 41.00% of loss before income taxes, compared with a provision for income taxes of $759,000, for an effective tax rate of 37.25% of earnings before income taxes, for the second quarter of fiscal 2004. The increase in the effective tax rate was primarily due to a shift in the composition of earnings among various entities of the Company, changes in state tax laws and certain disallowed deductions.
Twenty-six Weeks Ended July 30, 2005 Compared with Twenty-six Weeks Ended July 31, 2004
Overview. During the twenty-six weeks ended July 30, 2005, the Company opened 15 new stores, relocated 3 stores, remodeled 1 store and closed 4 stores, bringing the total number of stores in operation at July 30, 2005 to 368, compared with 345 at July 31, 2004. During the twenty-six weeks ended July 31, 2004, the Company opened 10 new stores relocated 1 store and remodeled 7 stores. The Company incurred a net loss for the twenty-six weeks ended July 30, 2005 of $7,203,000, or 1.2% of sales, compared with net earnings for the twenty-six weeks ended July 31, 2004 of $9,349,000, or 1.6% of sales.
Sales. Sales for the twenty-six weeks ended July 30, 2005 were $584,373,000, a 2.2% decrease from the $597,510,000 in sales for the twenty-six weeks ended July 31, 2004. The decrease of $13,137,000 consisted primarily of a $42,500,000 decrease in comparable store sales, offset by a $29,363,000 increase in additional net sales from new stores, transition stores and sales from stores that were subsequently closed. Comparable store sales for the twenty-six weeks ended July 30, 2005 decreased 7.3% compared with the twenty-six weeks ended July 31, 2004. Sales for the twenty-six weeks ended July 30, 2005 were negatively affected by the following factors: (i) negative sales trends in the Missy and Special Size divisions, which in turn negatively affected customer traffic and sales throughout the store, (ii) inadequate inventory levels in certain departments of the Company’s stores, primarily in the children’s merchandise area, and (iii) a planned shift of advertising dollars from television to radio that was ultimately not successful. Sales of private-label and exclusive brand merchandise increased to approximately 37% of total merchandise sales for the twenty-six weeks ended July 30, 2005 from 33% of total merchandise sales for the same period in the prior year.
Gross profit. Gross profit for the twenty-six weeks ended July 30, 2005 was $164,798,000 or 28.2% of sales, a $17,063,000 decrease from the $181,861,000 in gross profit, or 30.4% of sales, for the twenty-six weeks ended July 31, 2004. Merchandise margins for the twenty-six weeks ended July 30, 2005 decreased 2.2% as a percent of sales from the twenty-six weeks ended July 31, 2004. The components of the gross profit rate decrease were primarily (i) a 1.6% decrease related to reduced selling prices and increased promotional activity in an effort to stimulate sales and reduce seasonal inventory levels, and (ii) a 0.6% increase in occupancy costs due to the decrease in comparable store sales and the resulting lack of leverage as a percentage of sales.
Selling, general and administrative (“SG&A”) expenses. SG&A expenses for the twenty-six weeks ended July 30, 2005 were $177,837,000, or 30.4% of sales, an increase of $10,616,000 from $167,221,000, or 28.0% of sales, for the twenty-six weeks ended July 31, 2004. SG&A expenses increased by 2.4%, as a percent of sales, for the twenty-six weeks ended July 30, 2005 compared with the twenty-six weeks ended July 31, 2004. The SG&A expense rate increase, as a percentage of sales, was due largely to the decrease in comparable store sales and the resulting lack of leverage. The components of the SG&A expense rate increase were primarily (i) a 1.3% increase in payroll expense, (ii) 0.4% increase in advertising expenses, (iii) a 0.3% increase in retirement benefits relating to a contractual retirement benefit for the CEO to be funded by annual cash payments of $250,000 through the year 2014, (iv) a 0.3% increase in trucking and utilities expenses, (v) a 0.2% increase related to a writedown on an aircraft which is held for sale, and (vi) a 0.2% increase in depreciation, offset by (vii) a 0.3% decrease in group health insurance.

Income taxes. The benefit for income taxes for the twenty-six weeks ended July 30, 2005 was $5,006,000, for an effective tax rate of 41.00% of loss before income taxes, compared with a provision for income taxes of $5,551,000, for an effective tax rate of 37.25% of earnings before income taxes, for the twenty-six weeks ended July 31, 2004. The increase in the effective tax rate was primarily due to a shift in the composition of earnings among various entities of the Company, changes in state tax laws and certain disallowed deductions.
Liquidity and Capital Resources
Financial Position. The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility discussed below. At July 30, 2005, January 29, 2005, and July 31, 2004, the Company’s working capital was $128,125,000, $144,091,000 and $140,773,000, respectively.
The $12,648,000 decrease in working capital from July 31, 2004 to July 30, 2005, consisted primarily of (i) a $15,211,000 net change in property and equipment, (ii) a $5,881,000 decrease in deferred income taxes, (iii) dividends paid of $3,949,000, (iv) repurchases of common stock of $1,847,000, (v) $899,000 in net loss, offset by (vi) increases in long-term liabilities of $12,240,000, and (vii) $1,918,000 from the issuance of common stock through the exercise of stock options.
The $15,966,000 decrease in working capital from January 29, 2005 to July 30, 2005, consisted primarily of (i) a $9,688,000 net change in property and equipment, (ii) $7,203,000 in net loss, (iii) a $3,672,000 decrease in deferred income taxes, (iv) dividends paid of $1,976,000, offset by (v) increases in long-term liabilities of $4,594,000, and (vi) $1,441,000 from the issuance of common stock through the exercise of stock options.
In May 2001, the Company entered into a five-year, $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. The borrowing base was $164,359,000 at July 30, 2005, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at July 30, 2005, was approximately $111,225,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. In June 2003, the credit facility was amended to permit cash dividends in any fiscal year on the common stock in an amount not to exceed (i) $3,500,000 (but not to exceed $10,000,000 in the aggregate during the remaining term of the credit facility) plus (ii) 50% of the Company’s consolidated net income for the immediately preceding fiscal year.
There were no cash borrowings during the twenty-six weeks ended July 30, 2005 or July 31, 2004, or during fiscal 2004. Letters of credit outstanding averaged $19,602,000 during the twenty-six weeks ended July 30, 2005, compared with $36,923,000 during the twenty-six weeks ended July 31, 2004. The highest balance of letters of credit outstanding during the twenty-six weeks ended July 30, 2005, was $39,735,000 in February 2005 compared with $43,473,000 in July 2004 during the twenty-six weeks ended July 31, 2004. The Company had letters of credit outstanding of $18,727,000, $39,735,000 and $43,473,000 at July 30, 2005, January 29, 2005 and July 31, 2004, respectively. Of these letters outstanding, $11,338,000, $23,122,000 and $25,350,000, at July 30, 2005, January 29, 2005 and July 31, 2004, respectively, represented merchandise that had not yet been shipped to the Company and therefore had not yet been reflected in accounts payable. The Company renegotiated its business arrangement with its primary import agent in the fourth quarter of fiscal 2004, and therein eliminated the need for letters of credit with such agent. As a result, the Company expects its need for letters of credit in fiscal 2005 to be substantially less than historical amounts.

Cash Flows. Cash flows from operating activities reflected a net use of cash of $8,287,000 for the twenty-six weeks ended July 30, 2005 and provided cash of $4,204,000 for the twenty-six weeks ended July 31, 2004. Cash used for increases in inventory during the twenty-six weeks ended July 30, 2005 and July 31, 2004, was $7,248,000 and $42,003,000, respectively. Inventories on a per square foot basis were $23.38 and $25.17 at July 30, 2005 and July 31, 2004, respectively, which represents a 7.1% decrease on a per square foot basis. A decrease in accounts payable — trade used cash of $1,470,000 for the twenty-six weeks ended July 30, 2005 and was due primarily to a lower payables to inventories ratio at July 30, 2005 of 56.6% versus 59.0% at January 29, 2005. An increase in accounts payable — trade provided cash of $21,500,000 for the twenty-six weeks ended July 31, 2004, and was primarily related to the funding of inventory for new and relocated stores and normal seasonal buildups.
Cash flows from investing activities reflected a net use of cash of $23,795,000 and $18,258,000 for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. The Company used cash to fund capital expenditures for new, relocated and remodeled stores, upgrading information technology and for general corporate purposes for the twenty-six weeks ended July 30, 2005 and July 31, 2004. Additionally, the Company used cash to purchase used aircraft for the twenty-six weeks ended July 30, 2005.
Cash flows from financing activities used cash of $535,000 and $625,000 for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. The Company paid two quarterly cash dividends of $0.03 per share on March 15, 2005 and June 15, 2005, of $987,000 and $989,000, respectively. Proceeds from the issuance of common stock resulting from the exercise of stock options for the twenty-six weeks ended July 30, 2005 and July 31, 2004, were $1,441,000 and $691,000, respectively.
New Accounting Pronouncement
On April 14, 2005, the Securities and Exchange Commission announced that the required effective date for adopting Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” has been deferred to fiscal years beginning after June 15, 2005, instead of an effective date of interim periods beginning after June 15, 2005. The Company will be required to adopt this statement on January 29, 2006, the first day of fiscal 2006.
On June 15, 2005, the Board of Directors (the “Board”) of the Company, upon recommendation of the Board’s Compensation Committee, approved the accelerated vesting of all unvested “out-of-the-money” options held by current employees, officers and directors (the “Acceleration”) with exercise prices of greater than $7.30 per share. The accelerated options had been granted under the Company’s Amended and Restated 1993 Stock Option Plan and Amended and Restated 1997 Stock Option Plan (collectively, the “Plans”). Pursuant to the Acceleration, options granted under the Plans to purchase approximately 646,000 shares of the Company’s common stock that would otherwise have vested at various times within the next five years became fully vested. The accelerated options have exercise prices ranging from $7.63 to $9.58. See further discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations
For a discussion of the Company’s contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the fiscal year ended January 29, 2005. There have been no significant developments with respect to the Company’s contractual obligations since January 29, 2005, other than the execution of the Robert M. Goodfriend Non-Qualified Deferred Compensation Plan and Agreement (the “Supplemental Retirement Plan”) during the second quarter of fiscal 2005. The Supplemental Retirement Plan is a defined contribution plan, pursuant to which the Company has agreed to make future annual contributions of $250,000 per year through the Company’s 2014 fiscal year for an aggregate of $2,750,000.

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
Each fiscal quarter, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, the Company’s Chief Financial Officer and Chief Accounting Officer, the Company carries out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairman and Chief Executive Officer, along with the Company’s Chief Financial Officer and Chief Accounting Officer, concluded that, as of July 30, 2005, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.
(b) Changes in internal control over financial reporting.
During the fiscal quarter ended July 30, 2005, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. — Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Shareholders (the “Meeting”) on June 15, 2005, at which the following items were submitted to a vote of shareholders:
1.	To elect two directors to serve for terms of three years;

2.	To consider, approve and adopt the Goody’s Family Clothing, Inc. 2005 Stock Incentive Plan.
At the Meeting, the following persons were elected as a director of the Company for a three-year term expiring at the 2008 Annual Meeting of Shareholders:
Irwin L. Lowenstein — 31,444,057 shares of common stock were voted in favor of his election; 370,224 shares of common stock were withheld and 1,154,988 shares of common stock were not voted. There were no abstentions or broker non-votes.
Cheryl L. Turnbull — 31,450,257 shares of common stock were voted in favor of her election; 364,024 shares of common stock were withheld and 1,154,988 shares of common stock were not voted. There were no abstentions or broker non-votes.
The other directors of the Company are Samuel J. Furrow, whose term expires at the 2006 Annual Meeting of Shareholders and Robert M. Goodfriend and Robert F. Koppel, whose terms expire at the 2007 Annual Meeting of Shareholders.
At the Meeting, the Goody’s Family Clothing, Inc. 2005 Stock Incentive Plan was approved with 26,960,836 shares of common stock voting in favor, 1,905,579 shares of common stock voting against, 63,108 shares of common stock abstaining, and 1,154,988 shares of common stock not voting. There were 2,914,758 broker non-votes.
Item 6. — Exhibits

10.108	Limited Waiver and Joinder Agreement.

15	Accountants’ Awareness Letter.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

GOODY’S FAMILY CLOTHING, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODY’S FAMILY CLOTHING, INC.
(Registrant)

Date: August 24, 2005	/s/ Robert M. Goodfriend

Robert M. Goodfriend
Chairman of the Board and
Chief Executive Officer

Date: August 24, 2005	/s/ Edward R. Carlin

Edward R. Carlin
Executive Vice President,
Chief Financial Officer and
Secretary
(Principal Financial Officer)

Date: August 24, 2005	/s/ David G. Peek

David G. Peek
Senior Vice President and
Chief Accounting Officer
(Principal Accounting
Officer)