Form 10-Q
period 2005-10-29
GOODYS FAMILY CLOTHING INC /TN
filed 2005-11-22
CIK 879123

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
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
Common Stock, no par value, 33,170,286 shares outstanding as of November 16, 2005.

GOODY’S FAMILY CLOTHING, INC.
Index to Form 10-Q
October 29, 2005

PART 1 — FINANCIAL INFORMATION
Item 1. — Condensed Consolidated Financial Statements
Goody’s Family Clothing, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Thirteen		Thirty-nine
	Weeks Ended		Weeks Ended
		October 30,		October 30,
		2004		2004
	October 29,	(As restated,	October 29,	(As restated,
	2005	see note 2)	2005	see note 2)
Sales	$295,210	$284,794	$879,583	$882,304
Cost of sales and occupancy expenses	213,490	200,476	633,064	616,125

Gross profit	81,720	84,318	246,519	266,179

Selling, general and administrative expenses	90,846	85,908	268,683	253,129
Transaction expenses	15,526	—	15,526	—

(Loss) earnings from operations	(24,652)	(1,590)	(37,690)	13,050

Investment income	384	291	1,225	682
Interest expense	(40)	(2)	(51)	(133)

(Loss) earnings before income taxes	(24,308)	(1,301)	(36,516)	13,599

(Benefit) provision for income taxes	(833)	(485)	(5,839)	5,066

Net (loss) earnings	$(23,475)	$(816)	$(30,677)	$8,533

(Loss) earnings per common share:
Basic	$(0.71)	$(0.02)	$(0.93)	$0.26

Diluted	$(0.71)	$(0.02)	$(0.93)	$0.25

Cash dividends declared per common share	$—	$0.03	$0.06	$0.08

Weighted average common shares outstanding:
Basic	33,122	32,915	33,026	32,923

Diluted	33,122	32,915	33,026	33,812

See accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

Goody’s Family Clothing, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except per share amounts)

			October 30,
			2004
	October 29,	January 29,	(As restated,
	2005	2005	see Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$52,961	$121,614	$67,016
Inventories	294,010	230,637	300,542
Accounts receivable and other current assets	27,955	19,932	22,703

Total current assets	374,926	372,183	390,261

Property and equipment, net	140,453	126,229	124,008
Other assets	5,021	4,988	5,130

Total assets	$520,400	$503,400	$519,399

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable — trade	$180,079	$136,116	$170,661
Accounts payable — other	17,396	17,716	14,265
Accrued expenses	49,451	46,413	45,153
Current deferred income taxes	25,730	27,847	24,754

Total current liabilities	272,656	228,092	254,833

Long-term liabilities	34,164	26,032	19,413
Deferred income taxes	5,408	10,375	12,736

Total liabilities	312,228	264,499	286,982

Commitments and Contingencies (Note 5)

Shareholders’ Equity
Preferred stock, par value $1.00 per share;
Authorized - 2,000,000 shares; issued and outstanding — none
Class B Common stock, no par value;
Authorized - 50,000,000 shares; issued and outstanding — none
Common stock, no par value;
Authorized - 50,000,000 shares;
Issued and outstanding — 33,136,497; 32,842,019; and 32,788,969 shares, respectively	36,552	34,619	34,269

Retained earnings	171,620	204,282	198,148

Total shareholders’ equity	208,172	238,901	232,417

Total liabilities and shareholders’ equity	$520,400	$503,400	$519,399

See accompanying Notes to Condensed Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm.

Goody’s Family Clothing, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Thirty-nine Weeks Ended
		October 30,
		2004
	October 29,	(As restated,
	2005	see note 2)
Cash Flows from Operating Activities
Net (loss) earnings	$(30,677)	$8,533
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Depreciation and amortization	19,595	18,442
Net loss on asset sales, disposals and write-downs	2,216	774
Changes in assets and liabilities:
Inventories	(63,373)	(101,816)
Accounts payable — trade	43,963	51,250
Accounts payable — other	(163)	2,266
Other assets, liabilities and income tax accounts	(3,856)	(4,130)

Net cash used in operating activities	(32,295)	(24,681)

Cash Flows from Investing Activities
Acquisitions of property and equipment	(37,954)	(28,142)
Proceeds from sale of property and equipment	3,150	24

Net cash used in investing activities	(34,804)	(28,118)

Cash Flows from Financing Activities
Dividends paid to shareholders	(2,969)	(2,305)
Proceeds from exercise of stock options	1,415	934
Shares repurchased and retired	—	(1,847)

Net cash used in financing activities	(1,554)	(3,218)

Net decrease in cash and cash equivalents	(68,653)	(56,017)
Cash and cash equivalents, beginning of period	121,614	123,033

Cash and cash equivalents, end of period	$52,961	$67,016

Supplemental Disclosures:
Net income tax (refunds) payments	$(35)	$7,209
Interest payments	18	1
Sale/leaseback of property and equipment	2,297	4,080
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
Sale of the Company. On October 27, 2005, the Company entered into an Acquisition Agreement and Agreement and Plan of Merger (the “Merger Agreement”) with GF Acquisition Corp. (“Acquisition Corp.”) and GF Goods Inc. (“Parent”).
Pursuant to the terms of the Merger Agreement, Acquisition Corp., an affiliate of Prentice Capital Management, LP and GMM Capital LLC (collectively “Prentice/GMM”), commenced a cash tender offer (the “Tender Offer”) on November 10, 2005, to acquire all of the issued and outstanding shares of the Company’s common stock at a price of $9.60 per share in cash. The Merger Agreement provides that, subject to the conditions set forth therein, including the consummation of the Tender Offer in accordance with its terms, Acquisition Corp. will be merged (the “Merger”) with the Company and, in connection therewith, shares not tendered in the Tender Offer would be converted into the right to receive $9.60 per share in cash. Acquisition Corp. is required to keep the Tender Offer open for a minimum of 20 business days and may extend the offer for an additional 10 business days at its sole discretion. The Company may also extend the Tender Offer for an additional 10 business days if the conditions to the Tender Offer have not been met at the time that the Tender Offer it may be extended) would otherwise expire. Consummation of the Tender Offer is subject to certain conditions, including the tender of such number of shares which, together with the shares beneficially owned by Parent or Acquisition Corp., equal at least 51% of the Company’s fully diluted shares, that there be no event or occurrence which would have a material adverse effect on the Company, that there be no law, order or injunction that would affect the ability of the parties to consummate the Tender Offer, that there be no action by a governmental authority challenging the transactions, that the Company comply with its covenants and not have breached its representations and warranties (subject to applicable materiality qualifiers) and other customary conditions. Closing of the merger is conditioned upon consummation of the Tender Offer and there being no law, order or injunction that is then in effect that would prevent or prohibit consummation of the merger or would otherwise impose material limitations on the ability of Acquisition Corp. and Parent effectively to acquire or hold the business of the Company.
The Company had previously entered into an Acquisition Agreement and Agreement and Plan of Merger with certain affiliates of Sun Capital Partners, Inc. (the “Sun Capital Affiliates”) on October 7, 2005, pursuant to which the Sun Capital affiliates were to have purchased the Company at a cash price of $8.00 per share (the “Sun Merger Agreement”). Following the receipt of an all-cash offer from Prentice/GMM through Parent and Acquisition Corp., which the Board of Directors of the Company determined was a Superior Proposal (as defined in the Sun Merger Agreement), the Sun Merger Agreement was terminated pursuant to its terms. In connection with such termination, the Company was required to pay a termination fee plus expenses to the Sun Capital Affiliates aggregating approximately $13,085,000 (collectively, the “Sun Capital Termination Fee”). The Sun Capital Termination Fee, along with other transaction related expenses, together aggregating approximately $15,526,000, may not be considered deductible for income tax purposes and are recorded as transaction expenses on the Company’s Statements of Operations for the 13-week and 39-week periods ended October 29, 2005.

(2) Restatement
As more fully discussed in the fiscal 2004 Annual Report on Form 10-K filed on April 15, 2005, the Company restated its balance sheets and statements of operations and cash flows for certain periods including as of, and for the 13 and 39 weeks ended October 30, 2004, to correct its lease accounting for rent holidays, normal tenant improvements, construction costs, and sale-leaseback transactions in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” Emerging Issues Task Force Issue No. 97-10, “The Effect of Lessee Involvement in Asset Construction,” and Statement of Financial Accounting Standards No. 98, “Accounting for Leases.”
The following is a summary of the effects of the restatement on the Company’s condensed consolidated financial statements as of, and for the 13 and 39 weeks ended, October 30, 2004 (in thousands):

	Condensed Consolidated
	Statement of Operations
	As Previously		As
	Reported	Adjustments	Restated
For the 13 weeks ended October 30, 2004
Cost of sales and occupancy expenses	$200,975	$(499)	$200,476
Gross profit	83,819	499	84,318
Selling, general and administrative expenses	85,390	518	85,908
Loss from operations	(1,571)	(19)	(1,590)
Loss before income taxes	(1,282)	(19)	(1,301)
Benefit for income taxes	(478)	(7)	(485)
Net loss	(804)	(12)	(816)

	Condensed Consolidated
	Statement of Operations
	As Previously		As
	Reported	Adjustments	Restated
For the 39 weeks ended October 30, 2004
Cost of sales and occupancy expenses	$617,567	$(1,442)	$616,125
Gross profit	264,737	1,442	266,179
Selling, general and administrative expenses	251,717	1,412	253,129
Earnings from operations	13,020	30	13,050
Earnings before income taxes	13,569	30	13,599
Provision for income taxes	5,054	12	5,066
Net earnings	8,515	18	8,533

	Condensed Consolidated Balance Sheet
	As Previously		As
	Reported	Adjustments	Restated
As of October 30, 2004
Property and equipment, net	$114,692	$9,316	$124,008
Total assets	510,083	9,316	519,399
Accrued expenses	44,887	266	45,153
Current deferred income taxes	24,770	(16)	24,754
Total current liabilities	254,583	250	254,833
Long-term liabilities	7,405	12,008	19,413
Deferred income taxes	13,871	(1,135)	12,736
Total liabilities	275,859	11,123	286,982
Retained earnings	199,955	(1,807)	198,148
Total shareholders’ equity	234,224	(1,807)	232,417
Total liabilities and shareholders’ equity	510,083	9,316	519,399

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

	Thirteen		Thirty-nine
	Weeks Ended		Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Net (loss) earnings, as reported	$(23,475)	$(816)	$(30,677)	$8,533
Deduct: Total stock-based employee compensation expense determined under fair value based-method for all awards, net of related tax effects	(91)	(346)	(5,317)	(459)

Pro forma net (loss) earnings	$(23,566)	$(1,162)	$(35,994)	$8,074

(Loss) earnings per common share
Basic — as reported	$(0.71)	$(0.02)	$(0.93)	$0.26
Basic — pro forma	(0.71)	(0.03)	(1.09)	0.24

Diluted — as reported	$(0.71)	$(0.02)	$(0.93)	$0.25
Diluted — pro forma	(0.71)	(0.03)	(1.09)	0.24
The weighted-average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model and is amortized over the vesting period of the underlying options.

(4) Credit arrangements
In May 2001, the Company entered into a five-year, $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. The available collateral for the borrowing base was $200,171,000 at October 29, 2005, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at October 29, 2005, was approximately $116,965,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The Company’s availability did not fall below $25,000,000 during the 13 weeks ended October 29, 2005, or October 30, 2004, and therefore the Company was not required to comply with this financial covenant. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. In June 2003, the credit facility was amended to permit cash dividends in any fiscal year on the common stock in an amount not to exceed (i) $3,500,000 (but not to exceed $10,000,000 in the aggregate during the remaining term of the credit facility) plus (ii) 50% of the Company’s consolidated net income for the immediately preceding fiscal year. At October 29, 2005, the Company had no borrowings outstanding and had letters of credit outstanding of $12,987,000. Of these letters outstanding, $2,371,000 represented merchandise that had not yet been shipped to the Company and therefore had not yet been reflected in accounts payable. These letters of credit generally have terms of less than one year and are primarily used to facilitate the purchase of import merchandise.
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
Shareholder Actions Brought in Connection With the Sun Merger Agreement and Related Transactions
On October 11, 2005, a complaint was filed in connection with the Sun Merger Agreement and the transactions contemplated thereby (see Note 1 for additional information about the Sun Merger Agreement). The complaint, which names the Company, its directors and certain executive officers as defendants, was brought in the Chancery Court for Knox County, Tennessee (the “Chancery Court”) and is seeking, among other things, certification as a class action, injunctive relief and unspecified damages. The complaint generally alleges that the defendants breached their fiduciary duties by accepting an inadequate offer, by failing to address other acquisition proposals, by taking steps to discourage other acquisition proposals, including an excessive termination fee, and by generally failing to maximize shareholder value. The complaint also alleges that the sale is motivated by the self-interest of the Company’s Chairman and Chief Executive Officer, Robert M. Goodfriend.
On October 12, 2005, two additional complaints were filed in connection with the Sun Merger Agreement and the transactions contemplated thereby. The complaints, which name both the Company and its directors as defendants, were also brought in the Chancery Court, and are seeking, among other things, certification as a class action, a determination that fiduciary duties were breached, injunctive relief against the proposed transaction (and in one case in the alternative to injunctive relief, rescission of the proposed transaction if it has been consummated and unspecified damages). Together, the complaints allege that the defendants breached their fiduciary duties by accepting an inadequate offer, by failing to address other acquisition proposals, by taking steps to discourage other acquisition proposals, including an excessive termination fee (in one case), and by generally failing to maximize shareholder value.
At a proceeding in the Chancery Court on October 14, 2005, the plaintiff in one of the cases filed on October 12, 2005, sought a temporary restraining order against the consummation of the transactions contemplated by the Sun Merger Agreement. The Chancery Court granted the Company’s motion for continuance of the initial hearing on this matter until October 26, 2005, relying upon representations from counsel to the Company at the hearing that the proposed transaction would not be consummated before that date. On October 23, 2005, the Company received another offer (the “October 23 Offer”). At the resumed hearing in Chancery Court on October 26, 2005, all three of the plaintiffs sought temporary injunctive relief concerning the October 23 Offer, which had been the subject of the Company’s October 24, 2005 press release. The Court heard argument on the motions for injunctive relief and reserved decision until October 27, 2005. At the commencement of the resumed hearing at 9:30 a.m. on October 27, 2005, the Chancery Court was informed by the Company’s counsel of the events that had taken place following adjournment of the October 26, 2005 hearing at approximately 3:45 p.m., and specifically that at approximately 2:30 a.m. on October 27, 2005, the Company had executed the Merger Agreement and a Stock Option Agreement with the affiliates of Prentice/GMM providing for an all-cash purchase price of $9.60 per share. The Chancery Court declined to issue a temporary injunction. The Chancery Court also directed that the three matters be consolidated and appointed lead plaintiffs’ counsel.
On November 10, 2005, the plaintiffs filed a new complaint (the “Fee Complaint”) in the consolidated action naming the Company, its directors, GMM Capital LLC, Prentice Capital Management, LP and Acquisition Corp. as defendants. The Fee Complaint alleges that the increase in tender offer price from the price of $8.00 per share in the Sun Merger Agreement to the $9.60 per share in the Merger Agreement with affiliates of Prentice/GMM was caused by the plaintiffs complaints and related actions, and that counsel for the putative class are entitled to an award of attorneys fees as a percentage of the total increase in value of the transaction. The complaint seeks, among other things, a declaration that the matter is properly maintainable as a class action, and an injunction prohibiting consummation of the merger until “an appropriate amount of the merger proceeds” is set aside for a future award of attorneys’ fees. Plaintiffs’ counsel has also sought by motion a temporary restraining order (“TRO”) to enjoin the distribution of $10,595,200 of the proceeds of the tender offer so that funds remain available and be used to pay their attorneys fees. A hearing on the TRO is set for November 30, 2005, in the Chancery Court.
The Company believes the complaints are without merit and has filed a motion to dismiss the three consolidated cases. The motion to dismiss has not yet been fully briefed nor has it been argued to the Chancery Court. The Company also believes that the application for the TRO is without merit.

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
(6) Intangible Assets
The Company purchased the Duck Head trademarks and four related licenses from TSI Brands Inc., and its parent corporation, Tropical Sportswear Int’l Corporation during fiscal 2003 and total acquisition costs were $4,103,000. In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Company performed a valuation of the trademarks during fiscal 2004 and determined that the asset has an indefinite life and no impairment charge was necessary. Intangible assets are included within other assets in the accompanying condensed consolidated balance sheets.
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
(8) Asset Held for Sale
The Company made a decision to sell an aircraft during the second quarter of fiscal 2005 and entered into an agreement with a broker/agent to place the aircraft on the open market. The Company evaluated the net realizable value of the aircraft at the end of the third quarter of fiscal 2005 and, as a result, the Company recorded a writedown of $500,000 and $1,914,000 during the 13 weeks and 39 weeks ended October  29, 2005, respectively. This writedown of the aircraft to its net realizable value was recorded in selling, general and administrative expenses. The aircraft held for sale is currently valued at $1,000,000 and is reflected in the caption, accounts receivables and other current assets. The Company expects the aircraft to be sold within the next three fiscal quarters.
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
Knoxville, Tennessee:
We have reviewed the accompanying condensed consolidated balance sheets of Goody’s Family Clothing, Inc. and Subsidiaries (the “Company”) as of October 29, 2005 and October 30, 2004, and the related condensed consolidated statements of operations for the 13 and 39 week periods ended October 29, 2005 and October 30, 2004 and the related consolidated statements of cash flows for the 39 week periods ended October 29, 2005 and October 30, 2004. These interim condensed consolidated financial statements are the responsibility of the Company’s management.
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
As discussed in Note 2, the accompanying condensed consolidated balance sheet as of October 30, 2004 and the related condensed consolidated statements of operations for the 13 and 39 week periods ended October 30, 2004 and the related consolidated statement of cash flows for the 39 week period ended October 30, 2004 have been restated.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
November 22, 2005

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 2 in the Notes to Condensed Consolidated Financial Statements.
Forward-looking Statements
This quarterly report contains certain forward-looking statements which are based upon current expectations relating to the expected timing and scope of the Merger Agreement, and these statements involve material risks and uncertainties including, but not limited to:
(i)	that such number of shares are tendered, which, together with the shares beneficially owned by GMM and Prentice, equal at least 51% of the Company’s fully diluted shares;

(ii)	that there be no event or occurrence which would have a material adverse effect on the Company that would allow Parent or Acquisition Corp. to terminate the Merger Agreement;

(iii)	that there be no law, order or injunction that would affect the ability of the parties to consummate the tender offer;

(iv)	that there be no action by a governmental authority challenging the transactions contemplated by the Merger Agreement;

(v)	that the Company comply with its covenants and not have breached its representations and warranties (subject to applicable materiality qualifiers); and

(vi)	certain other conditions to be met by the Company.
This Quarterly Report also contains certain forward-looking statements related to the on-going business operations, which are based upon business plans and estimates and involve material risks and uncertainties including, but not limited to:
(i)	customer demand and trends in the apparel and retail industry and to the acceptance of the Company’s merchandise offerings, including the Company’s private-label and exclusive lines;

(ii)	the ability to reverse the negative trend in comparable-store sales;

(iii)	weather conditions;

(iv)	the effectiveness of advertising and promotional events;

(v)	the ability to avoid excess promotional pricing;

(vi)	the effectiveness of merchandising, advertising, pricing, and operational strategies;

(vii)	the ability to predict fashion trends;

(viii)	the ability to achieve business plan targets;

(ix)	the timely availability of branded and private-label merchandise in sufficient quantities to satisfy customer demand;

(x)	the ability to achieve business plans for the Duck Head line, which call for continued growth;

(xi)	the impact of competitors’ pricing and store expansion;

(xii)	individual store performance, including new stores;

(xiii)	the ability to negotiate acceptable lease terms for new store locations and existing store locations to be remodeled or relocated;

(xiv)	the timing, magnitude and costs of opening new stores;

(xv)	growth of the Company’s store base;

(xvi)	relations with vendors, factors and employees;

(xvii)	the general economic conditions within the Company’s markets, including gasoline and energy prices, and an improvement in the overall retail environment;

(xviii)	global political unrest, including terrorism and war;

(xix)	the continued availability of adequate credit support from vendors and factors;

(xx)	the Company’s compliance with loan covenants and the availability of sufficient eligible collateral for borrowing;

(xxi)	the unanticipated needs for additional capital expenditures;

(xxii)	trends affecting the Company’s financial condition, results of operations or cash flows;

(xxiii)	the success of the Company’s information technology systems; and

(xxiv)	the success of the Company’s e-commerce initiative.
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
Overview
General. Goody’s is a retailer of moderately priced family apparel, with its stores located in small to midsized markets in the Southeast, Midwest and Southwest regions of the United States that have demographic characteristics consistent with its targeted customer. The Company’s objective is to be a leading retailer of apparel for the entire family in each of the markets it serves. In keeping with this objective, Goody’s offers a broad selection of current-season, nationally recognized brands for brand-conscious shoppers, as well as exclusive brands for those shoppers who seek quality apparel at value prices. All of Goody’s stores are leased, average approximately 27,600 gross square feet, and are generally located in strip shopping centers. The Company manages its core functions, such as purchasing, pricing, marketing and advertising, distribution, planning and allocation, real estate, finance, and information systems, from its centrally located corporate office in Knoxville, Tennessee. The Company has two distribution centers, one each in Knoxville, Tennessee and Russellville, Arkansas.
Sale of the Company. On October 27, 2005, the Company entered into the Merger Agreement with Acquisition Corp. and Parent.
Pursuant to the terms of the Merger Agreement, Acquisition Corp. commenced a cash tender offer (the “Tender Offer”) on November 10, 2005, to acquire all of the issued and outstanding shares of the Company’s common stock at a price of $9.60 per share in cash. The Merger Agreement provides that, subject to the conditions set forth therein, including the consummation of the Tender Offer in accordance with its terms, Acquisition Corp. will be merged (the “Merger”) with the Company and, in connection therewith, shares not tendered in the offer would be converted into the right to receive $9.60 per share in cash. Acquisition Corp. is required to keep the Tender Offer open for a minimum of 20 business days and may extend the offer for an additional 10 business days in its sole discretion. The Company may also extend the offer for an additional 10 business days if the conditions to the Tender Offer have not been met at the time that the offer (as it may be extended) would otherwise expire. Consummation of the Tender Offer is subject to certain conditions, including the tender of such number of shares which, together with the shares beneficially owned by Parent or Acquisition Corp., equal at least 51% of the Company’s fully diluted shares, that there be no event or occurrence which would have a material adverse effect on the Company, that there be no law, order or injunction that would affect the ability of the parties to consummate the Tender Offer, that there be no action by a governmental authority challenging the transactions, that the Company comply with its covenants and not have breached its representations and warranties (subject to applicable materiality qualifiers) and other customary conditions. Closing of the merger is conditioned upon consummation of the Tender Offer and there being no law, order or injunction that is then in effect that would prevent or prohibit consummation of the merger or would otherwise impose material limitations on the ability of Acquisition Corp. and Parent effectively to acquire or hold the business of the Company.
The Company had previously entered into the Sun Merger Agreement at a cash price of $8.00 per share. Following the receipt of an all-cash offer from Prentice/GMM through Parent and Acquisition Corp, which the Board of Directors of the Company determined was a Superior Proposal (as defined in the Sun Merger Agreement), the Sun Merger Agreement was terminated pursuant to its terms. In connection with such termination, the Company was required to pay a termination fee plus expenses to the Sun Capital Affiliates aggregating approximately $13,085,000. The Sun Capital Termination Fee, along with other transaction related expenses, together aggregating approximately $15,526,000, are not considered deductible for income tax purposes and are recorded as transaction expenses on the Company’s Statements of Operations for the 13 week and 39 week periods ended October 29, 2005.
For a more complete description of the Merger Agreement and related matters, please refer to the Company’s filings with the Securities and Exchange Commission which can be accessed through the Company’s web site, www.goodysonline.com, then choose “SEC Filings.”
Outlook
The consummation of the Tender Offer, which is anticipated to occur in December 2005, will result in a change in control of the Company. The consummation of the subsequent Merger will result in the Company being wholly owned by affiliates of Prentice/GMM. In connection with the change in control, the Company anticipates incurring additional expenses during the fourth quarter of approximately $8.0 million. These additional expenses consist primarily of change in control benefits payable to certain executive officers, investment banking fees and legal expenses.
The Company will not achieve its previously announced business plan for fiscal 2005, which included guidance for comparable store sales, gross profit rate including occupancy expenses, and selling, general and administrative expenses. As a result of the pending sale of the Company, the Company has ceased providing such financial guidance regarding its expected results. As previously disclosed, the Merger Agreement also prohibits the declaration of future dividends.
During the fourth quarter of fiscal 2005, the Company opened seven new stores, re-opened four of the five stores temporarily closed by the hurricanes in September 2005 and plans to close one of its stores at the end of November 2005. The fifth store closed by the hurricanes is scheduled to open in the spring of 2006.
The Company’s primary needs for capital resources are for the purchase of store inventories, capital expenditures and for normal operating purposes. Management believes that its existing working capital, together with anticipated cash flows from operations, including credit terms from vendors and factors, and the borrowings available under the credit facility will be sufficient to meet the Company’s operating and capital expenditure requirements until the consummation of the Merger.
Critical Accounting Policies
The Company’s accompanying interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets, and liabilities reported. The critical accounting matters that are very important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. The accounting for these matters involves forming estimates based on current facts, circumstances and assumptions which, in management’s judgment, could change in a manner that would materially affect management’s future estimates with respect to such matters and, accordingly, could cause future reported financial condition and results of operations to differ materially from financial results reported based on management’s current estimates. There have been no material changes in the critical accounting policies during the 13 weeks ended October 29, 2005.

Results of Operations
The following table sets forth unaudited results of operations, as a percent of sales, for the periods indicated:

	Thirteen		Thirty-nine
	Weeks Ended		Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales and occupancy expenses	72.3	70.4	72.0	69.8

Gross profit	27.7	29.6	28.0	30.2
Selling, general and administrative expenses	30.7	30.2	30.5	28.7
Transaction expenses	5.3	—	1.8	—

(Loss) earnings from operations	(8.3)	(0.6)	(4.3)	1.5
Investment income	0.1	0.1	0.1	0.1
Interest expense	—	—	—	—

(Loss) earnings before income taxes	(8.2)	(0.5)	(4.2)	1.6
(Benefit) provision for income taxes	(0.2)	(0.2)	(0.7)	0.6

Net (loss) earnings	(8.0)%	(0.3)%	(3.5)%	1.0%

Thirteen Weeks Ended October 29, 2005 Compared with Thirteen Weeks Ended October 30, 2004
Overview. During the third quarter of fiscal 2005, the Company opened nine new stores, relocated three stores, remodeled one store, permanently closed one store, and temporarily closed five stores due to hurricane-related damage, bringing the total number of stores in operation at October 29, 2005, to 371, compared with 352 at October 30, 2004. During the third quarter of fiscal 2004, the Company opened seven new stores, relocated one store and remodeled one store. The Company incurred a net loss for the third quarter of fiscal 2005 of $23,475,000, or 8.0% of sales, compared with a net loss for the third quarter of fiscal 2004 of $816,000, or 0.3% of sales. The net loss included the Sun Capital Termination Fee and other related transaction expenses aggregating $15,526,000, or 5.3% of sales.
Sales. Sales for the third quarter of fiscal 2005 were $295,210,000, a 3.7% increase from the $284,794,000 in sales for the third quarter of fiscal 2004. The increase of $10,416,000 consisted primarily of a $12,663,000 increase in net sales from new stores, transition stores and sales from stores that were subsequently closed offset by a $2,247,000 decrease in comparable store sales. Comparable store sales for the third quarter of fiscal 2005 decreased 0.9% compared with the third quarter of fiscal 2004. Sales for the third quarter of fiscal 2005 were negatively impacted by the effects of hurricanes in September as well as unseasonably warm weather in September and most of October. Sales of private-label and exclusive brand merchandise increased to approximately 32% of total merchandise sales for the third quarter of fiscal 2005 from 31% of total merchandise sales for the same period in the prior year.
Gross profit. Gross profit for the third quarter of fiscal 2005 was $81,720,000 or 27.7% of sales, a $2,598,000 decrease from the $84,318,000 in gross profit, or 29.6% of sales, for the third quarter of fiscal 2004. Merchandise margins in the third quarter of fiscal 2005 decreased 1.9% as a percent of sales from the third quarter of fiscal 2004. The components of the gross profit rate decrease were primarily (i) a 1.8% decrease related to reduced selling prices and increased promotional activity in an effort to stimulate sales and reduce seasonal inventory levels, and (ii) a 0.1% increase in occupancy costs due to the decrease in comparable store sales and the resulting lack of leverage as a percentage of sales.
Selling, general and administrative (“SG&A”) expenses. SG&A expenses for the third quarter of fiscal 2005 were $90,846,000, or 30.7% of sales, an increase of $4,938,000 from $85,908,000, or 30.2% of sales, for the third quarter of fiscal 2004. SG&A expenses increased by 0.5%, as a percent of sales, for the third quarter of fiscal 2005 compared with the third quarter of fiscal 2004. The SG&A expense rate increase, as a percentage of sales, was due largely to the decrease in comparable store sales and the resulting lack of leverage. The components of the SG&A expense rate increase were primarily: (i) a 0.5% increase in payroll expense, (ii) a 0.5% increase in trucking and utilities expenses, and (iii) 0.2% increase related to a writedown on an aircraft which is held for sale, offset by (iv) a

0.5% decrease in group health insurance, and (v) a 0.2% decrease in all other SG&A expenses.
Transaction Expenses. During the third quarter of fiscal 2005, the Company incurred $15,526,000 in transaction expenses, which are expected to be non-deductible for income tax purposes. The transaction expenses principally consist of the Sun Capital Termination Fee and legal fees related to the transaction. In connection with the change in control, the Company anticipates incurring additional expenses during the fourth quarter of fiscal 2005 of approximately $8.0 million, which are also expected to be non-deductible for income tax purposes. These additional expenses consist primarily of change in control benefits payable to certain officers and associates, investment banking fees and legal expenses.
Income taxes. The benefit for income taxes for the third quarter of fiscal 2005 was $833,000, for an effective tax rate of 3.4% of loss before income taxes, compared with a benefit for income taxes of $485,000, for an effective tax rate of 37.3% of earnings before income taxes, for the third quarter of fiscal 2004. The effective tax rate for fiscal 2005 was negatively affected by the non-deductible transaction expenses noted above and other non-deductible costs of the Company.
Thirty-nine Weeks Ended October 29, 2005 Compared with Thirty-nine Weeks Ended October 30, 2004
Overview. During the 39 weeks ended October 29, 2005, the Company opened 24 new stores, relocated 6 stores, remodeled 2 stores, permanently closed 5 stores, and temporarily closed 5 stores due to hurricane-related damage, bringing the total number of stores in operation at October 29, 2005 to 371, compared with 352 at October 30, 2004. During the 39 weeks ended October 30, 2004, the Company opened 17 new stores relocated 2 stores and remodeled 8 stores. The Company incurred a net loss for the 39 weeks ended October 29, 2005 of $30,677,000, or 3.5% of sales, compared with net earnings for the 39 weeks ended October 30, 2004 of $8,533,000, or 1.0% of sales. The net loss included the Sun Capital Termination Fee and other related transaction expenses aggregating $15,526,000, or 1.8% of sales.
Sales. Sales for the 39 weeks ended October 29, 2005 were $879,583,000, a 0.3% decrease from the $882,304,000 in sales for the 39 weeks ended October 30, 2004. The decrease of $2,721,000 consisted primarily of a $44,747,000 decrease in comparable store sales, offset by a $42,026,000 increase in additional net sales from new stores, transition stores and sales from stores that were subsequently closed. Comparable store sales for the 39 weeks ended October 29, 2005 decreased 5.3% compared with the 39 weeks ended October 30, 2004. Sales for the 39 weeks ended October 29, 2005 were negatively affected by the following factors: (i) negative sales trends in the Missy and Special Size divisions, which in turn negatively affected customer traffic and sales throughout the store, (ii) inadequate inventory levels in certain departments of the Company’s stores, primarily in the children’s merchandise area, (iii) a planned shift of advertising dollars from television to radio that was ultimately not successful, and (iv) the effects of hurricanes in September as well as unseasonably warm weather in September and most of October. Sales of private-label and exclusive brand merchandise increased to approximately 35% of total merchandise sales for the 39 weeks ended October 29, 2005 from 33% of total merchandise sales for the same period in the prior year.
Gross profit. Gross profit for the 39 weeks ended October 29, 2005 was $246,519,000 or 28.0% of sales, a $19,660,000 decrease from the $266,179,000 in gross profit, or 30.2% of sales, for the 39 weeks ended October 30, 2004. Merchandise margins for the 39 weeks ended October 29, 2005 decreased 2.2% as a percent of sales from the 39 weeks ended October 30, 2004. The components of the gross profit rate decrease were primarily (i) a 1.8% decrease related to reduced selling prices and increased promotional activity in an effort to stimulate sales and reduce seasonal inventory levels, and (ii) a 0.4% increase in occupancy costs due to the decrease in comparable store sales and the resulting lack of leverage as a percentage of sales.
Selling, general and administrative (“SG&A”) expenses. SG&A expenses for the 39 weeks ended October 29, 2005, were $268,683,000, or 30.5% of sales, an increase of $15,554,000 from $253,129,000, or 28.7% of sales, for the third quarter of fiscal 2004. SG&A expenses increased by 1.8%, as a percent of sales, for the third quarter of fiscal 2005 compared with the third quarter of fiscal 2004. The SG&A expense rate increase, as a percentage of sales, was due largely to the decrease in comparable store sales and the resulting lack of leverage. The components of the SG&A expense rate increase were primarily (i) a 1.0% increase in payroll expense, (ii) a 0.4% increase in trucking and utilities expenses (iii) a 0.3% increase in advertising expense, (iv) 0.2% increase related to a writedown on an aircraft which is held for sale, (v) a 0.2% increase in retirement benefits relating to a contractual retirement benefit for the CEO to be funded by annual cash payments of $250,000 through the year 2014, (vi) a 0.1% increase in depreciation, offset by (vii) a 0.4% decrease in group health insurance.
Transaction Expenses. During the 39 weeks ended October 29, 2005, the Company incurred $15,526,000 in transaction expenses, which are expected to be non-deductible for income tax purposes. The transaction expenses principally consist of the Sun Capital Termination Fee and legal fees related to the transaction. In connection with the change in control, the Company anticipates incurring additional expenses during the fourth quarter of fiscal 2005 of approximately $8.0 million, which are also expected to be non-deductible for income tax purposes. These additional expenses consist primarily of change in control benefits payable to certain officers and associates, investment banking fees and legal expenses.
Income taxes. The benefit for income taxes for the 39 weeks ended October 29, 2005 was $5,839,000, for an effective tax rate of 16.0% of loss before income taxes, compared with a provision for income taxes of $5,066,000, for an effective tax rate of 37.25% of earnings before income taxes, for the 39 weeks ended October 29, 2004. The effective tax rate for fiscal 2005 was negatively affected by the non-deductible transaction expenses noted above and other non-deductible costs of the Company.
Liquidity and Capital Resources
Financial Position. The Company’s primary sources of liquidity are cash flows from operations, including credit terms from vendors and factors, and borrowings under its credit facility discussed below. At October 29, 2005, January 29, 2005, and October 30, 2004, the Company’s working capital was $102,270,000, $144,091,000 and $135,428,000, respectively. In the third quarter of fiscal 2005, the Company paid the Sun Capital Termination Fee and certain other expenses aggregating $12,287,000.
The $33,158,000 decrease in working capital from October 30, 2004 to October 29, 2005, consisted primarily of: (i) a net loss of $23,558,000 (which includes the transaction expenses noted above), (ii) a $16,445,000 net increase in property and equipment, (iii) a $7,328,000 decrease in long-term deferred income taxes, (iii) dividends declared of $2,989,000, (iv) offset by (vi) increases in long-term liabilities of $14,751,000, and (vii) $1,649,000 from the issuance of common stock through the exercise of stock options.
The $41,821,000 decrease in working capital from January 29, 2005 to October 29, 2005, consisted primarily of: (i) a net loss of $30,677,000 (which includes the transaction expenses noted above), (ii) a $14,224,000 net increase in property and equipment, (iii) a $4,967,000 decrease in long-term deferred income taxes, (iv) dividends declared of $1,985,000, offset by (v) increases in long-term liabilities of $8,132,000, and (vi) $1,415,000 from the issuance of common stock through the exercise of stock options.
In May 2001, the Company entered into a five-year, $130,000,000 syndicated revolving loan and security agreement that provides for cash borrowings for general corporate purposes, including a $95,000,000 sub-facility for the issuance of letters of credit. Borrowings under this credit facility are limited by collateral formulas, based principally upon the Company’s eligible inventories. The credit facility is secured primarily by the Company’s inventories, receivables and cash and cash equivalents. The available collateral for the borrowing base was $200,171,000 at October 29, 2005, which excludes cash and most of cash equivalents and only gives credit for specified percentages of inventory and receivables. The amount available to draw under the credit facility at October 29, 2005, was approximately $116,965,000. If availability (as calculated pursuant to the credit facility) falls below $25,000,000, the Company would be required, for a period of time, to comply with a financial covenant requiring it to maintain minimum levels of tangible net worth based on formulas. The credit facility also contains certain discretionary provisions that enable the lender to reduce availability. The credit facility bears interest at LIBOR plus an applicable margin or the prime rate. In June 2003, the credit facility was amended to permit cash dividends in any fiscal year on the common stock in an amount not to exceed (i) $3,500,000 (but not to exceed $10,000,000 in the aggregate during the remaining term of the credit facility) plus (ii) 50% of the Company’s consolidated net income for the immediately preceding fiscal year.
There were no cash borrowings during the 39 weeks ended October 29, 2005 or October 30, 2004, or during fiscal 2004. Letters of credit outstanding averaged $14,255,000 during the 39 weeks ended October 29, 2005, compared with $37,750,000 during the 39 weeks ended October 30, 2004. The highest balance of letters of credit outstanding during the 39 weeks ended October 29, 2005, was $39,735,000 in February 2005 compared with $44,632,000 in August 2004 during the 39 weeks ended October 30, 2004. The Company had letters of credit outstanding of $12,988,000, $39,735,000 and $34,860,000 at October 29, 2005, January 29, 2005 and October 30, 2004, respectively. Of these letters outstanding, $2,371,000, $23,122,000 and $20,699,000, at October 29, 2005, January 29, 2005 and October 30, 2004, respectively, represented merchandise that had not yet been shipped to the Company and therefore had not yet been reflected in accounts payable. The Company renegotiated its business arrangement with its primary import agent in the fourth quarter of fiscal 2004, and therein eliminated the need for letters of credit with such agent. As a result, the Company expects its need for letters of credit in fiscal 2005 to be substantially less than historical amounts.
Cash Flows. Cash flows from operating activities reflected a net use of cash of $32,295,000 and $24,681,000 for the 39 weeks ended October 29, 2005 and October 30, 2004, respectively. Cash used for increases in inventory during the 39 weeks ended October 29, 2005 and October 30, 2004, was $63,373,000 and $101,816,000, respectively. Inventories on a per square foot basis were $28.74 and $30.80 at October 29, 2005 and October 30, 2004, respectively, which represents a 6.7% decrease on a per square foot basis. An increase in accounts payable — trade provided cash of $43,963,000 and $51,250,000 for the 39 weeks ended October 29, 2005 and October 30, 2004, respectively. Accounts payable — trade as a ratio to inventories were 61.2% versus 56.8% at October 29, 2005 and October 30, 2004, respectively. The increase in inventory and payables reflects normal seasonal build-ups for the upcoming holiday season.
Cash flows from investing activities reflected a net use of cash of $34,804,000 and $28,118,000 for the 39 weeks ended October 29, 2005 and October 30, 2004, respectively. The Company used cash to fund capital expenditures for new, relocated and remodeled stores, upgrading information technology and for general corporate purposes for the 39 weeks ended October 29, 2005 and October 30, 2004. Additionally, the Company used cash to purchase used aircraft for the 39 weeks ended October 29, 2005.
Cash flows from financing activities used cash of $1,554,000 and $3,218,000 for the 39 weeks ended October 29, 2005 and October 30, 2004, respectively. The Company paid cash dividends of $2,969,000 and $2,305,000 in each of the 39 weeks ended October 29, 2005 and October 30, 2004, respectively. Proceeds from the issuance of common stock resulting from the exercise of stock options for the 39 weeks ended October 29, 2005 and October 30, 2004, were $1,415,000 and $934,000, respectively. The Company also purchased and retired $1,847,000 of its common stock during the 39 weeks ended October 30, 2004.
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
Contractual Obligations
For a discussion of the Company’s contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the fiscal year ended January 29, 2005. There have been no significant developments with respect to the Company’s contractual obligations since January 29, 2005, other than the execution of the Robert M. Goodfriend Non-Qualified Deferred Compensation Plan and Agreement (the “Supplemental Retirement Plan”) during the second quarter of fiscal 2005. The Supplemental Retirement Plan is a defined contribution plan, pursuant to which the Company has agreed to make future annual contributions of $250,000 in January of each year through the Company’s 2014 fiscal year for an aggregate of $2,750,000.
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
Each fiscal quarter, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer, the Company’s Chief Financial Officer and Chief Accounting Officer, the Company carries out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairman and Chief Executive Officer, along with the Company’s Chief Financial Officer and Chief Accounting Officer, concluded that, as of October 29, 2005, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.
(b) Changes in internal control over financial reporting.
During the fiscal quarter ended October 29, 2005, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. — Legal Proceedings
On October 11, 2005, a complaint was filed in connection with Sun Merger Agreement and the transactions contemplated thereby (see Note 1 for additional information about the Sun Merger Agreement). The complaint, which names the Company, its directors and certain executive officers as defendants, was brought in the Chancery Court for Knox County, Tennessee (the “Chancery Court”) and is seeking, among other things, certification as a class action, injunctive relief and unspecified damages. The complaint generally alleges that the defendants breached their fiduciary duties by accepting an inadequate offer, by failing to address other acquisition proposals, by taking steps to discourage other acquisition proposals, including an excessive termination fee, and by generally failing to maximize shareholder value. The complaint also alleges that the sale is motivated by the self-interest of the Company’s Chairman and Chief Executive Officer, Robert M. Goodfriend.
On October 12, 2005, two additional complaints were filed in connection with the Sun Merger Agreement and the transactions contemplated thereby. The complaints, which name both the Company and its directors as defendants, were also brought in the Chancery Court, and are seeking, among other things, certification as a class action, a determination that fiduciary duties were breached, injunctive relief against the proposed transaction (and in one case in the alternative to injunctive relief, rescission of the proposed transaction if it has been consummated and unspecified damages). Together, the complaints allege that the defendants breached their fiduciary duties by accepting an inadequate offer, by failing to address other acquisition proposals, by taking steps to discourage other acquisition proposals, including an excessive termination fee (in one case), and by generally failing to maximize shareholder value.
At a proceeding in the Chancery Court on October 14, 2005, the plaintiff in one of the cases filed on October 12, 2005 sought a temporary restraining order against the consummation of the transactions contemplated by the Sun Merger Agreement. The Chancery Court granted the Company’s motion for continuance of the initial hearing on this matter until October 26, 2005, relying upon representations from counsel to the Company at the hearing that the proposed transaction would not be consummated before that date. On October 23, 2005, the Company received another offer (the “October 23 Offer”). At the resumed hearing in Chancery Court on October 26, 2005, all three of the plaintiffs sought temporary injunctive relief concerning the October 23 Offer, which had been the subject of the Company’s October 24, 2005 press release. The Court heard argument on the motions for injunctive relief and reserved decision until October 27, 2005. At the commencement of the resumed hearing at 9:30 a.m. on October 27, 2005, the Chancery Court was informed by the Company’s counsel of the events that had taken place following adjournment of the October 26, 2005 hearing at approximately 3:45 p.m., and specifically that at approximately 2:30 a.m. on October 27, 2005, the Company had executed the Merger Agreement and a Stock Option Agreement with the affiliates of Prentice/GMM providing for an all-cash purchase price of $9.60 per share. The Chancery Court declined to issue a temporary injunction. The Chancery Court also directed that the three matters be consolidated and appointed lead plaintiffs’ counsel.
On November 10, 2005, the plaintiffs filed a new complaint (the “Fee Complaint”) in the consolidated action naming the Company, its directors, GMM Capital LLC, Prentice Capital Management, LP and Acquisition Corp. as defendants. The Fee Complaint alleges that the increase in tender offer price from the price of $8.00 per share in the Sun Merger Agreement to the $9.60 per share in the Merger Agreement with affiliates of Prentice/GMM was caused by the plaintiffs complaints and related actions, and that counsel for the putative class are entitled to an award of attorneys fees as a percentage of the total increase in value of the transaction. The complaint seeks, among other things, a declaration that the matter is properly maintainable as a class action, and an injunction prohibiting consummation of the merger until “an appropriate amount of the merger proceeds” is set aside for a future award of attorneys’ fees. Plaintiffs’ counsel has also sought by motion a temporary restraining order (“TRO”) to enjoin the distribution of $10,595,200 of the proceeds of the tender offer so that funds remain available and be used to pay their attorneys fees. A hearing on the TRO is set for November 30, 2005 in the Chancery Court.
The Company believes the complaints are without merit and has filed a motion to dismiss the three consolidated cases. The motion to dismiss has not yet been fully briefed nor has it been argued to the Chancery Court. The Company also believes that the application for the TRO is without merit.

Item 6. — Exhibits and Reports on Form 8-K
a) Exhibits

2.1	Acquisition Agreement and Agreement and Plan of Merger, among the Company, GFC Enterprises, Inc., and GFC Holding Corp., dated October 7, 2005.(a)

2.2	Acquisition Agreement and Agreement and Plan of Merger among the Company, GF Acquisition Corp., and GF Goods, Inc., dated October 27, 2005.(b)

10.108	Stock Option Agreement, among the Company, GFC Enterprises, Inc., and GFC Holding Corp., dated October 7, 2005.(a)

10.109	Support Agreement, among the Company, GFC Enterprises, Inc., and GFC holding Corp. and certain shareholders of the Company, dated October 7, 2005.(a)

10.110	Commitment Letter, between Sun Capital Partners IV, LP and GFC Holding Corp., dated October 7, 2005.(a)

10.111	Stock Option Agreement among the Company, GF Acquisition Corp., and GF Goods, Inc., dated October 27, 2005.(b)

10.112	Support Agreement among the Company, GF Acquisition Corp., and GF Goods, Inc., and certain shareholders of the Company dated October 27, 2005.(b)

10.113	Commitment Letter between Prentice Capital Management, LP, GMM Capital LLC and GF Goods, Inc. dated October 27, 2005.(b)

10.114	Second Amendment to the employment agreement between the Registrant and Edward R. Carlin dated September 20, 2005.

15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated herein by reference to exhibit of the same number in Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005.

(b)	Incorporated herein by reference to exhibit of the same number in Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2005.

GOODY’S FAMILY CLOTHING, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOODY’S FAMILY CLOTHING, INC.
(Registrant)

Date: November 22, 2005	/s/ Robert M. Goodfriend
Robert M. Goodfriend
Chairman of the Board and
Chief Executive Officer

Date: November 22, 2005	/s/ Edward R. Carlin
Edward R. Carlin
Executive Vice President,
Chief Financial Officer and
Secretary
(Principal Financial Officer)

Date: November 22, 2005	/s/ David G. Peek
David G. Peek
Senior Vice President and
Chief Accounting Officer
(Principal Accounting
Officer)